Form 10-Q
period 2025-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2025-07-30
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of July 23, 2025 was 171,578,766.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$388,049	$323,483
Loans receivable	19,706,105	19,047,518
Current expected credit loss reserve	(740,851)	(733,936)
Loans receivable, net	18,965,254	18,313,582
Real estate owned, net	615,217	588,185
Investments in unconsolidated entities (includes $55,906 and $0 at fair value as of June 30, 2025 and December 31, 2024, respectively)	108,087	4,452
Other assets	507,834	572,253
Total Assets	$20,584,441	$19,801,955
Liabilities and Equity
Secured debt, net	$10,683,320	$9,696,334
Securitized debt obligations, net	2,493,011	1,936,956
Asset-specific debt, net	528,224	1,224,841
Loan participations sold, net	50,000	100,064
Term loans, net	1,726,444	1,732,073
Senior secured notes, net	784,066	771,035
Convertible notes, net	264,181	263,616
Other liabilities	431,658	282,847
Total Liabilities	16,960,904	16,007,766
Commitments and contingencies (Note 22)
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 171,593,590 and 172,792,094 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,716	1,728
Additional paid-in capital	5,494,020	5,511,053
Accumulated other comprehensive income	9,798	8,268
Accumulated deficit	(1,888,762)	(1,733,741)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,616,772	3,787,308
Non-controlling interests	6,765	6,881
Total Equity	3,623,537	3,794,189
Total Liabilities and Equity	$20,584,441	$19,801,955

Note: The consolidated balance sheets as of June 30, 2025 and December 31, 2024 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated
VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of June 30, 2025 and December 31,
2024, assets of the consolidated VIEs totaled $3.3 billion and $2.4 billion, respectively, and liabilities of the consolidated
VIEs totaled $2.5 billion and $2.0 billion, respectively. Refer to Note 20 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from loans and other investments
Interest and related income	$359,537	$466,152	$691,594	$952,275
Less: Interest and related expenses	264,727	339,380	506,960	683,110
Income from loans and other investments, net	94,810	126,772	184,634	269,165
Revenue from real estate owned	38,812	—	75,845	—
Gain on extinguishment of debt	—	—	—	2,963
Other income	231	—	321	—
Total net revenues	133,853	126,772	260,800	272,128
Expenses
Management and incentive fees	17,036	18,726	34,271	37,653
General and administrative expenses	13,526	13,660	26,190	27,388
Expenses from real estate owned	47,796	963	94,098	963
Total expenses	78,358	33,349	154,559	66,004
Increase in current expected credit loss reserve	(45,593)	(152,408)	(95,098)	(387,277)
Loss from unconsolidated entities	(2,015)	—	(2,889)	—
Income (loss) before income taxes	7,887	(58,985)	8,254	(181,153)
Income tax provision	903	1,217	1,621	2,219
Net income (loss)	6,984	(60,202)	6,633	(183,372)
Net income attributable to non-controlling interests	(15)	(855)	(21)	(1,523)
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$6,969	$(61,057)	$6,612	$(184,895)
Net income (loss) per share of common stock, basic and diluted	$0.04	$(0.35)	$0.04	$(1.06)
Weighted-average shares of common stock outstanding, basic and diluted	171,893,905	173,967,340	171,949,090	174,004,464
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$6,984	$(60,202)	$6,633	$(183,372)
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	145,481	3,668	206,382	(42,064)
Realized and unrealized (loss) gain on derivative financial instruments	(143,268)	(3,210)	(203,663)	42,938
Unrealized loss on derivative financial instruments from unconsolidated entities	(1,006)	—	(1,189)	—
Other comprehensive income	1,207	458	1,530	874
Comprehensive income (loss)	8,191	(59,744)	8,163	(182,498)
Comprehensive income attributable to non- controlling interests	(15)	(855)	(21)	(1,523)
Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$8,176	$(60,599)	$8,142	$(184,021)
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	$1,728	$5,511,053	$8,268	$(1,733,741)	$3,787,308	$6,881	$3,794,189
Shares of class A common stock issued, net	1	(1)	—	—	—	—	—
Repurchases of class A common stock	(18)	(31,629)	—	—	(31,647)	—	(31,647)
Restricted class A common stock earned	5	6,787	—	—	6,792	—	6,792
Dividends reinvested	—	213	—	—	213	—	213
Deferred directors’ compensation	—	173	—	—	173	—	173
Net (loss) income	—	—	—	(357)	(357)	6	(351)
Other comprehensive income	—	—	323	—	323	—	323
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(80,837)	(80,837)	—	(80,837)
Distributions to non-controlling interests	—	—	—	—	—	(137)	(137)
Balance at March 31, 2025	$1,716	$5,486,596	$8,591	$(1,814,935)	$3,681,968	$6,750	$3,688,718
Repurchases of class A common stock	—	(39)	—	—	(39)	—	(39)
Restricted class A common stock earned	—	7,131	—	—	7,131	—	7,131
Dividends reinvested	—	160	—	—	160	—	160
Deferred directors’ compensation	—	172	—	—	172	—	172
Net income	—	—	—	6,969	6,969	15	6,984
Other comprehensive income	—	—	1,207	—	1,207	—	1,207
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(80,796)	(80,796)	—	(80,796)
Balance at June 30, 2025	$1,716	$5,494,020	$9,798	$(1,888,762)	$3,616,772	$6,765	$3,623,537

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	$1,732	$5,507,459	$9,454	$(1,150,934)	$4,367,711	$19,793	$4,387,504
Restricted class A common stock earned	4	7,907	—	—	7,911	—	7,911
Dividends reinvested	—	253	—	—	253	—	253
Deferred directors’ compensation	—	201	—	—	201	—	201
Net (loss) income	—	—	—	(123,838)	(123,838)	668	(123,170)
Other comprehensive income	—	—	416	—	416	—	416
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,901)	(107,901)	—	(107,901)
Distributions to non-controlling interests	—	—	—	—	—	(627)	(627)
Balance at March 31, 2024	$1,736	$5,515,820	$9,870	$(1,382,673)	$4,144,753	$19,834	$4,164,587
Restricted class A common stock earned	—	7,761	—	—	7,761	—	7,761
Dividends reinvested	—	261	—	—	261	—	261
Deferred directors’ compensation	—	201	—	—	201	—	201
Net (loss) income	—	—	—	(61,057)	(61,057)	855	(60,202)
Other comprehensive income	—	—	458	—	458	—	458
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,873)	(107,873)	—	(107,873)
Contributions from non- controlling interests	—	—	—	—	—	1,245	1,245
Distributions to non-controlling interests	—	—	—	—	—	(1,840)	(1,840)
Balance at June 30, 2024	$1,736	$5,524,043	$10,328	$(1,551,603)	$3,984,504	$20,094	$4,004,598

  See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$6,633	$(183,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-cash compensation expense	14,268	16,074
Amortization of deferred fees on loans	(26,838)	(33,700)
Amortization of deferred financing costs and premiums/discounts on debt obligations	18,962	21,494
Payment-in-kind interest	(8,450)	(6,164)
Increase in current expected credit loss reserve	95,098	387,277
Straight-line rental income	1,716	—
Gain on extinguishment of debt	—	(2,963)
Depreciation and amortization of real estate owned	32,918	185
Loss from unconsolidated entities	2,889	—
Unrealized loss on derivative financial instruments, net	3,024	291
Realized gain on derivative financial instruments, net	(10,634)	(9,155)
Changes in assets and liabilities, net
Other assets	23,881	20,257
Other liabilities	4,282	(15,431)
Net cash provided by operating activities	157,749	194,793
Cash flows from investing activities
Principal fundings of loans receivable	(3,440,030)	(626,746)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	3,408,253	1,413,348
Origination and other fees received on loans receivable	30,475	11,774
Payments under derivative financial instruments	(127,982)	(77,368)
Receipts under derivative financial instruments	94,364	55,760
Collateral deposited under derivative agreements	(343,500)	(63,110)
Return of collateral deposited under derivative agreements	261,890	150,710
Investment in unconsolidated entities	(107,712)	—
Capital expenditures on real estate owned	(6,846)	—
Net cash (used in) provided by investing activities	(231,088)	864,368
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities
Borrowings under secured debt	$2,525,536	$658,123
Repayments under secured debt	(2,072,147)	(1,133,669)
Proceeds from issuance of securitized debt obligations	831,250	—
Repayments of securitized debt obligations	(169,926)	(179,023)
Borrowings under asset-specific debt	230,699	121,757
Repayments under asset-specific debt	(936,274)	—
Repayments of loan participations	(54,028)	(235,960)
Repayments and repurchases of term loans	(3,690)	(10,998)
Repurchases of senior secured notes	—	(22,984)
Payment of deferred financing costs	(28,541)	(13,734)
Contributions from non-controlling interests	—	1,245
Distributions to non-controlling interests	(137)	(2,467)
Dividends paid on class A common stock	(161,856)	(215,068)
Repurchases of class A common stock	(31,686)	—
Net cash provided by (used in) financing activities	129,200	(1,032,778)
Net increase in cash and cash equivalents	55,861	26,383
Cash and cash equivalents at beginning of period	323,483	350,014
Effects of currency translation on cash and cash equivalents	8,705	(2,521)
Cash and cash equivalents at end of period	$388,049	$373,876
Supplemental disclosure of cash flows information
Payments of interest	$(483,544)	$(667,527)
Payments of income taxes	$(1,748)	$(2,020)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(80,649)	$(107,664)
Loan principal payments held by servicer, net	$91,996	$—
Transfer of senior loan to real estate owned	$34,721	$60,203
Assumption of other assets and liabilities related to real estate owned	$10,323	$—
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
For consolidated entities, the non-controlling partner’s share of the assets, liabilities, and operations of each joint venture is included in non-controlling interests as a component of total equity. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
When the requirements for consolidation are not met and we have significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Investments in unconsolidated entities for which we have not elected the fair value option, or FVO, are initially recorded at cost and subsequently adjusted for our pro-rata share of net income, contributions and distributions. When we elect the FVO, we record our share of the net asset value of the entity and any related unrealized gains and losses.
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
In 2017, we entered into a joint venture with Walker & Dunlop Inc., or Walker & Dunlop, to originate, hold, and finance multifamily bridge loans, which we refer to as our Multifamily Joint Venture. Pursuant to the terms of the agreements governing the joint venture, Walker & Dunlop contributed 15% of the venture’s equity capital and we contributed 85%.
We consolidate our Multifamily Joint Venture as we have a controlling financial interest. The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are owned by Walker & Dunlop. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on Walker & Dunlop’s pro rata ownership of our Multifamily Joint
Venture.
In 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, which we refer to as our Net Lease Joint Venture. We do not consolidate our Net Lease Joint Venture as we do not have a controlling financial interest. Our investment in our Net Lease Joint Venture is accounted for under the equity method, and is recorded in investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of income (loss) is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
In the second quarter of 2025, we entered into a joint venture with a Blackstone-advised investment vehicle that acquired a portfolio of performing commercial mortgage loans, which we refer to as our Bank Loan Portfolio Joint Venture. We do not consolidate our Bank Loan Portfolio Joint Venture as we do not have a controlling financial interest. Our investment in our Bank Loan Portfolio Joint Venture is accounted for using the FVO, and is recorded as an investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of any unrealized gains and losses is recorded in income
(loss) from unconsolidated entities on our consolidated statements of operations.
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
The sources of revenue from our REO assets, which is included in revenue from real estate owned on our consolidated statements of operations, and the related revenue recognition policies are as follows:

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Rental income primarily consists of base rent income arising from tenant leases at our office and multifamily properties.
Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions.
We begin to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.
Other operating income primarily consists of income from our hospitality properties and tenant reimbursement income.
Revenue from our hospitality properties consists primarily of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hospitality revenue is recognized when the service is rendered.
Tenant reimbursement income primarily consists of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements.
We evaluate the collectibility of receivables related to rental revenue on an individual lease basis and exercise judgment in assessing collectability considering the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors.
Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both June 30, 2025 and December 31, 2024, we had no restricted cash on our consolidated balance sheets.
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
The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant time frame. We apply the WARM method for the majority of our loan portfolio, which consists of loans that share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-
weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2025. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data,

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge off the impairment losses in our consolidated financial statements prepared in accordance with GAAP if and when such amounts are deemed non-
recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2025.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held for investment, and (ii) its estimated fair value at the time of reclassification.
As of June 30, 2025, we had eight REO assets which were all classified as held for investment.
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
Revenue Recognition
For loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs, we recognize our allocable portion of origination, servicing, and other fees in other income when we have satisfied our performance obligations in accordance with the “Revenue from Contracts with Customers” Topic of the FASB, or ASC 606. Our performance obligations are generally satisfied when the loan is referred by us to MTRCC and subsequently originated and sold under the Fannie Mae and Freddie Mac programs. A portion of the fees recognized, such as servicing fees, are variable and will be reevaluated for collectability on a recurring basis.
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
In addition, we will recognize a liability for these loss-sharing obligations. This liability will be initially recognized at fair value with a corresponding expense at inception, and it will subsequently be amortized on a straight-line basis over the life of the loss-sharing obligation. This liability is included within other liabilities in our consolidated balance sheets. As of both June 30, 2025 and December 31, 2024, our maximum loss-sharing obligation associated with the loans referred by us to MTRCC under the Fannie Mae program was $3.5 million, and we have recorded a related liability of $19,000. There have been no losses incurred as a result of the loss-sharing obligations.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Loan Participations Sold
In certain instances, we have executed a syndication of a non-recourse loan interest to a third party. Depending on the particular structure of the syndication, the loan interest may remain on our GAAP balance sheet or, in other cases, the sale will be recognized and the loan interest will no longer be included in our consolidated financial statements. When these sales are not recognized under GAAP we reflect the transaction by recording a loan participation sold liability on our consolidated balance sheet, however this gross presentation does not impact stockholders’ equity or net income. When the sales are recognized, our balance sheet only includes our remaining loan interest, and excludes the interest in the loan that we sold.
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
Fair Value Measurements
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
Certain of our other assets are reported at fair value, as of quarter-end, either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 19. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third parties. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors.
We have elected the FVO for one of our investments in an unconsolidated entity, our Bank Loan Portfolio Joint Venture, and therefore report this investment at fair value. Given the fair value of this investment is not readily determinable, the net asset value of the entity is used as a practical expedient.
As of June 30, 2025, we had an aggregate $558.8 million asset-specific CECL reserve related to 14 of our loans receivable with an aggregate amortized cost basis of $1.6 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of June 30, 2025. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs employed include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.00% to 8.00%, and the unlevered discount rate assumption, which ranged from 7.00% to 15.00%.
During the six months ended June 30, 2025, we acquired legal title to one REO asset through a deed-in-lieu of foreclosure transaction. At the time of acquisition, we determined the fair value of the real estate asset based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. The REO asset was measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs employed include (i) the exit capitalization rate assumption of 8.55% used to forecast the future sale price of the asset, and
(ii) the unlevered discount rate assumption of 10.55%. Refer to Note 4 and Note 19 for additional information.

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
Recent Accounting Pronouncements
In May 2025, the FASB issued Accounting Standards Update, or ASU, 2025-03, which amends the guidance in ASC 805,
Business Combinations. This update clarifies the determination of the accounting acquirer in business combinations that are primarily effected through the exchange of equity interests and involve the acquisition of a VIE. Specifically, entities are now required to consider the factors outlined in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer, rather than defaulting to the primary beneficiary of the VIE as the accounting acquirer. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. We have not early adopted ASU 2025-03 and do not expect the adoption of ASU 2025-03 to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced
Conversions of Convertible Debt Instruments,” or ASU 2024-04. ASU 2024-04 clarifies the accounting treatment for settlement of a convertible debt instrument as an induced conversion. ASU 2024-04 is effective on a prospective basis, with the option for retrospective application, for fiscal years beginning after December 15, 2025. We have not early adopted ASU 2024-04 and do not expect the adoption of ASU 2024-04 to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 “Expense Disaggregation Disclosures (Subtopic 220-40):
Disaggregation of Income Statement Expenses,” or ASU 2024-03. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period.
ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. We have not early adopted ASU 2024-03 and do not expect the adoption of ASU 2024-03 to have a material impact on our consolidated financial statements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2025	December 31, 2024
Number of loans	144	130
Principal balance	$19,874,340	$19,203,126
Net book value	$18,965,254	$18,313,582
Unfunded loan commitments(1)	$1,412,084	$1,263,068
Weighted-average cash coupon(2)	+ 3.30%	+ 3.46%
Weighted-average all-in yield(2)	+ 3.57%	+ 3.78%
Weighted-average maximum maturity (years)(3)	2.4	2.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices, as applicable to each loan. As of
June 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
The remaining 2% of our loans by principal balance earned a fixed rate of interest. As of December 31, 2024, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of
June 30, 2025, 26% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 74% were open to repayment by the borrower without penalty. As of December 31, 2024, 10% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 90% were open to repayment by the borrower without penalty.
The following table details the index rate floors for our loans receivable portfolio as of June 30, 2025 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$179,821	$140,066	$319,887
0.00% or no floor(2)	2,286,822	5,412,057	7,698,879
0.01% to 1.00% floor	3,787,560	990,685	4,778,245
1.01% to 2.00% floor	640,370	1,384,033	2,024,403
2.01% to 3.00% floor	3,209,355	367,621	3,576,976
3.01% or more floor	1,299,612	176,338	1,475,950
Total(3)	$11,403,540	$8,470,800	$19,874,340

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc
currencies.
(2)Includes all impaired loans.
(3)As of June 30, 2025, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.11%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was
1.70%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2024	$19,203,126	$(155,608)	$19,047,518
Loan fundings	3,440,030	—	3,440,030
Loan repayments, sales, and cost-recovery proceeds	(3,406,174)	(29,778)	(3,435,952)
Charge-offs	(114,678)	27,797	(86,881)
Transfer to real estate owned	(34,721)	—	(34,721)
Transfer to other assets, net(2)	(11,298)	—	(11,298)
Payment-in-kind interest	8,450	—	8,450
Unrealized gain (loss) on foreign currency translation	789,605	(2,610)	786,995
Deferred fees and other items	—	(34,874)	(34,874)
Amortization of fees and other items	—	26,838	26,838
Loans Receivable, as of June 30, 2025	$19,874,340	$(168,235)	$19,706,105
CECL reserve			(740,851)
Loans Receivable, net, as of June 30, 2025			$18,965,254

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(2)This amount relates to intangible and other assets recorded in connection with loans that were transferred to REO, net of liabilities recorded upon acquisition, if any, and proceeds from loan repayments that are held in escrow, all of which are included within other assets in our consolidated balance sheets. See Note 6 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio
($ in thousands):

June 30, 2025
Property Type	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Office	44	$5,855,637	$5,195,591	28%
Multifamily	52	5,139,630	4,958,946	27
Industrial	17	3,425,450	3,392,611	18
Hospitality	17	2,842,904	2,731,203	15
Retail	7	698,410	673,021	4
Self-storage	3	666,400	498,771	3
Life Sciences / Studio	3	341,511	297,484	1
Other	1	736,163	696,789	4
Total loans receivable	144	$19,706,105	$18,444,416	100%
CECL reserve		(740,851)
Loans receivable, net		$18,965,254

Geographic Location	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	49	$5,008,396	$4,485,034	24%
Northeast	23	2,900,363	2,630,050	14
West	23	1,953,102	1,861,649	10
Midwest	9	866,624	723,593	4
Northwest	4	478,745	477,570	3
Subtotal	108	11,207,230	10,177,896	55
International
United Kingdom	18	3,658,916	3,642,741	20
Ireland	3	1,232,664	1,228,094	7
Australia	5	1,064,406	1,072,552	6
Spain	2	747,836	699,814	4
Sweden	1	502,790	502,836	3
Canada	1	459,289	291,680	2
Other Europe	5	772,115	767,881	3
Other International	1	60,859	60,922	—
Subtotal	36	8,498,875	8,266,520	45
Total loans receivable	144	$19,706,105	$18,444,416	100%
CECL reserve		(740,851)
Loans receivable, net		$18,965,254

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2025, which is our principal balance net of (i) $529.9 million of asset-specific debt, (ii) $109.2 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $740.9 million, and (iv) $50.0 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold. Our asset-specific debt and loan participations sold are structurally non-
recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	8	$476,141	$475,273
2	17	2,942,069	2,773,722
3	87	11,908,048	11,477,440
4	18	2,788,227	2,682,712
5	14	1,591,620	1,035,269
Total loans receivable	144	$19,706,105	$18,444,416
CECL reserve		(740,851)
Loans receivable, net		$18,965,254

	December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	11	$1,919,280	$994,056
2	21	3,346,881	3,349,347
3	65	9,246,692	8,818,346
4	20	2,707,104	2,622,877
5	13	1,827,561	1,249,677
Total loans receivable	130	$19,047,518	$17,034,303
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2025, which is our principal balance net of (i) $529.9 million of asset-specific debt, (ii) $109.2 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $740.9 million, and (iv) $50.0 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our net loan exposure as of December 31, 2024 is our principal balance net of (i) $1.2 billion of asset-specific debt, (ii) $106.7 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $733.9 million, and (iv) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our asset-
specific debt and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.1 and 3.0 as of June 30, 2025 and December 31, 2024,
respectively.

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

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2024	$80,057	$26,141	$47,087	$580,651	$733,936
Increase in CECL reserves	17,604	13,796	1,477	16,552	49,429
Charge-offs of CECL reserves	—	—	—	(41,824)	(41,824)
CECL reserves as of March 31, 2025	$97,661	$39,937	$48,564	$555,379	$741,541
(Decrease) increase in CECL reserves	(6,759)	(1,568)	4,249	48,445	44,367
Charge-offs of CECL reserves	—	—	—	(45,057)	(45,057)
CECL reserves as of June 30, 2025	$90,902	$38,369	$52,813	$558,767	$740,851

CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936
(Decrease) increase in CECL reserves	(3,807)	(770)	(5,918)	245,942	235,447
Charge-offs of CECL reserves	—	—	—	(61,013)	(61,013)
CECL reserves as of March 31, 2024	$74,528	$30,790	$43,453	$602,599	$751,370
(Decrease) increase in CECL reserves	(11,997)	(2,639)	423	169,318	155,105
Charge-offs of CECL reserves	—	—	—	(12,537)	(12,537)
CECL reserves as of June 30, 2024	$62,531	$28,151	$43,876	$759,380	$893,938

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the three months ended June 30, 2025, we recorded a net decrease of $690,000 in the CECL reserves against our loans receivable portfolio, primarily driven by a $48.4 million increase in our asset-specific CECL reserves, offset by a
$4.1 million decrease in our general CECL reserves and charge-offs of our CECL reserves of $45.1 million, bringing our total loans receivable CECL reserve to $740.9 million as of June 30, 2025. The increase in our asset-specific CECL reserves was primarily as a result of two additional loans that were impaired during the three months ended June 30, 2025, of which one is secured by a life sciences / studio property and the other is secured by an office asset. The office sector is generally facing reduced tenant and capital markets demand in recent years. Impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. The income accrual was suspended on the two loans that were impaired during the three months ended June 30, 2025, as the recovery of income and principal was doubtful. During the three months ended June 30, 2025, we recorded $5.3 million of interest income on these loans. The charge-off of the CECL reserves was a result of a resolution of one previously impaired loan that was repaid with proceeds from the sale of an office asset in San Jose, CA securing the loan. The decrease in our general CECL reserves was primarily as a result of a continued improvement in the credit quality of our current portfolio as well as macroeconomic conditions.
As of June 30, 2025, we had an aggregate $558.8 million asset-specific CECL reserve related to 14 of our loans receivable, with a total amortized cost basis of $1.6 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying collateral as of June 30, 2025. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended June 30, 2025, we received an aggregate $10.8 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of June 30, 2025, one of our performing loans with an amortized cost basis of $195.0 million, inclusive of a
$50.0 million junior loan participation sold, was past its current maturity date, was greater than 90 days past due on its interest payment, and had a risk rating of “3.” This loan was not impaired as of June 30, 2025 as the estimated fair value of

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
the underlying collateral exceeded our basis in the loan. Subsequent to June 30, 2025, this loan was repaid in full, including the junior loan participation sold, with proceeds from a sale of the collateral securing the loan. As of June 30, 2025, all other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of June 30, 2025 and December 31, 2024, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of June 30, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
U.S. loans
1	$—	$—	$—	$151,479	$238,468	$86,194	$476,141
2	—	60,858	—	197,143	627,773	261,824	1,147,598
3	954,362	271,344	—	1,585,986	2,601,349	794,940	6,207,981
4	—	—	—	364,634	500,100	994,108	1,858,842
5	—	—	—	—	—	—	—
Total U.S. loans	$954,362	$332,202	$—	$2,299,242	$3,967,690	$2,137,066	$9,690,562
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	559,630	—	—	577,028	657,813	—	1,794,471
3	1,694,846	—	—	99,853	1,379,437	1,365,949	4,540,085
4	—	—	—	—	—	366,125	366,125
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$2,254,476	$—	$—	$676,881	$2,037,250	$1,732,074	$6,700,681
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	864,675	—	295,307	1,159,982
4	—	—	—	—	—	563,260	563,260
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$—	$864,675	$—	$858,567	$1,723,242
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	166,893	604,448	820,279	1,591,620
Total impaired loans	$—	$—	$—	$166,893	$604,448	$820,279	$1,591,620
Total loans receivable
1	$—	$—	$—	$151,479	$238,468	$86,194	$476,141
2	559,630	60,858	—	774,171	1,285,586	261,824	2,942,069
3	2,649,208	271,344	—	2,550,514	3,980,786	2,456,196	11,908,048
4	—	—	—	364,634	500,100	1,923,493	2,788,227
5	—	—	—	166,893	604,448	820,279	1,591,620
Total loans receivable	$3,208,838	$332,202	$—	$4,007,691	$6,609,388	$5,547,986	$19,706,105
CECL reserve							(740,851)
Loans receivable, net							$18,965,254

Gross charge-offs(2)	—	—	—	(166)	(44,891)	(41,824)	$(86,881)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the six months ended June 30, 2025.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Modifications Pursuant to ASC 326
During the twelve months ended June 30, 2025, we entered into five loan modifications that require disclosure pursuant to
ASC 326. Four of these loans were collateralized by office assets and one was collateralized by a mixed-use asset.
Loans with a risk rating of “3” and “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” have an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of June 30, 2025, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
Two of the loan modifications included term extensions combined with other-than-insignificant payment delays. The first loan modification included a term extension of five years, the borrower repaid $6.0 million of principal, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the subordinate loan that is paying interest in-kind. The second loan modification had a term extension of 3.8 years, the loan was bifurcated into a separate senior loan and subordinate loan, and the borrower paid a $1.7 million fee upon closing of the modification. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the subordinate loan that is paying interest in-kind. As of June 30, 2025, the aggregate amortized cost basis of these loans was $379.1 million, or 1.9% of our aggregate loans receivable portfolio, with an aggregate $4.7 million of unfunded commitments. These loans were in compliance with their modified contractual terms as of June 30, 2025.
The other three loan modifications included term extensions combined with other-than-insignificant payment delays and interest rate reductions. The first loan modification included a term extension of 4.8 years, the interest rate decreased by
0.10%, and the loan was bifurcated into a separate senior loan and subordinate loan. The senior loan is paying interest partially current, and partially in-kind, while the subordinate loan is paying interest in-kind. We are accruing interest on the portion of the senior loan that is paying current and a portion that is paid in-kind, and deferring interest income recognition on the remaining portion, including the entire subordinate loan. The second loan modification included a term extension of one year, the interest rate on the senior loan decreased by 2.43%, the borrower repaid $25.0 million upon closing of the modification, and the loan was bifurcated into a separate senior loan and subordinate loan. The senior loan is paying interest partially current, and partially in-kind, while the subordinate loan is paying interest in-kind. We are accruing all of the interest on the senior loan that is paying partially current and partially in-kind, and deferring interest on the subordinate loan that is paying interest in-kind. The third loan modification included a term extension of 4.3 years, the interest rate decreased by 3.56%, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing all of the interest on the senior loan that is paying current, and deferring interest income on the subordinate loan, which is paid-
in-kind. As of June 30, 2025, the aggregate amortized cost basis of these loans was $508.5 million, or 2.6% of our aggregate loans receivable portfolio, with an aggregate $32.7 million of unfunded commitments. These loans were in compliance with their modified contractual terms as of June 30, 2025.
All five of these loans had a risk rating of “5” at the time of modification. In aggregate, these modifications resulted in the bifurcation of all five loans into separate senior and subordinate loans, or ten loans in aggregate. As of June 30, 2025, of the five newly bifurcated senior loans, three loans had a risk rating of “4,” one loan had a risk rating of “3,” and one loan had a risk rating of “2.” The five newly bifurcated subordinate loans all had a risk rating of “5.”
Multifamily Joint Venture
As discussed in Note 2, we entered into our Multifamily Joint Venture in April 2017. As of both June 30, 2025 and
December 31, 2024, our Multifamily Joint Venture held a $43.3 million loan, which is included in the loan disclosures above. As of June 30, 2025 and December 31, 2024, our Multifamily Joint Venture also held an REO asset with a carrying value of $32.2 million and $32.4 million, respectively, which is included in the REO disclosures in Note 4. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. REAL ESTATE OWNED, NET
As of June 30, 2025 and December 31, 2024, we had eight and seven REO assets, respectively. During the six months ended June 30, 2025, we acquired one REO asset through a deed-in-lieu of foreclosure transaction, with an acquisition price of $45.0 million. We allocated $19.7 million to building and building improvements, $15.0 million to land and land improvements, $14.5 million to acquired intangible assets, and $(4.2) million to other components of the purchase price.
We charged off $41.8 million of CECL reserves relating to the loan that had previously been secured by this asset, as the

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
loan’s carrying value of $86.9 million at the time of REO acquisition exceeded the acquisition date fair value noted above.
See Note 2 for additional discussion of REO.
The acquisition of one REO asset during the six months ended June 30, 2025 was accounted for as an asset acquisition under ASC Topic 805 “Business Combinations,” and we recognized this property as an REO asset held for investment. The following table presents the REO asset that was acquired during the six months ended June 30, 2025 ($ in thousands):

Acquisition Date	Location	Property Type	Acquisition Date Fair Value
February 2025	Chicago, IL	Office	$45,045
The following table presents the REO assets and liabilities included in our consolidated balance sheets ($ in thousands):

	June 30, 2025	December 31, 2024
Assets
Building and building improvements	$431,825	$410,546
Land and land improvements	200,931	181,083
Total	$632,756	$591,629
Less: accumulated depreciation	(17,539)	(3,444)
Real estate owned, net	$615,217	$588,185

Intangible real estate assets	$95,568	$83,253
Less: accumulated amortization	(24,444)	(5,964)
Intangible real estate assets, net(1)	$71,124	$77,289

Liabilities
Intangible real estate liabilities	$1,479	$1,422
Less: accumulated amortization	(233)	(1)
Intangible real estate liabilities, net(2)	$1,246	$1,421

(1)Included within other assets on our consolidated balance sheets. Refer to Note 6 for additional information.
(2)Included within other liabilities on our consolidated balance sheets. Refer to Note 6 for additional information.
Revenue and expenses from real estate owned consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income	$16,207	$—	$30,541	$—
Other operating income	22,605	—	45,304	—
Revenue from real estate owned	$38,812	$—	$75,845	$—

Operating expense	$31,089	$778	$61,177	$778
Depreciation and amortization expense	16,707	185	32,921	185
Total expenses from real estate owned	$47,796	$963	$94,098	$963

Net loss from real estate owned	$(8,984)	$(963)	$(18,253)	$(963)

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the undiscounted future minimum rents we expect to receive for our office properties as of
June 30, 2025. Leases at our multifamily assets are short term, generally 12 months or less, and are therefore not included
($ in thousands):

Future Minimum Rents
2025 (remaining)	$29,993
2026	43,290
2027	31,627
2028	24,867
2029	21,009
Thereafter	40,400
Total	$191,186
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years ($ in thousands):

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2025 (remaining)	$14,621	$2,666	$(159)
2026	17,156	3,447	(281)
2027	8,969	2,445	(253)
2028	5,788	1,933	(114)
2029	4,343	1,304	(138)
Thereafter	6,202	2,250	(301)
Total	$57,079	$14,045	$(1,246)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of June 30, 2025, we hold certain investments in unconsolidated entities that are accounted for under the equity method of accounting or the FVO, as our ownership interest in each entity does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail our investments in unconsolidated entities ($ in thousands):

	June 30, 2025
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture(1)	53	75%	$52,181
Total unconsolidated entities carried at historical cost	53		52,181
Unconsolidated entities carried at fair value
Bank Loan Portfolio Joint Venture(2)	171	29%	55,906
Total unconsolidated entities carried at fair value	171		55,906
Total	224		$108,087

(1)The number of assets represents the number of real estate properties held.
(2)The number of assets represents the number of commercial mortgage loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	December 31, 2024
Investments in Unconsolidated Entities		Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture		–	75%	$4,452
Total unconsolidated entities carried at historical cost		–		4,452
Total		–		$4,452
During the three months ended June 30, 2025, we contributed $24.5 million to our Net Lease Joint Venture, did not receive any distributions, recorded a $318,000 loss from unconsolidated entities in our consolidated statements of operations, and recorded an unrealized loss of $1.0 million as a component of accumulated other comprehensive income on our consolidated balance sheets. During the six months ended June 30, 2025, we contributed $50.1 million to our Net Lease
Joint Venture, did not receive any distributions, recorded a $1.2 million loss from unconsolidated entities in our consolidated statements of operations, and recorded an unrealized loss of $1.2 million as a component of accumulated other comprehensive income on our consolidated balance sheets.
During the three and six months ended June 30, 2025, we contributed $57.6 million to the Bank Loan Portfolio Joint
Venture, did not receive any distributions, and recorded a $1.7 million loss from unconsolidated entities in our consolidated statements of operations, primarily resulting from transaction costs related to the portfolio acquisition in June 2025.
There was no income or loss from unconsolidated entities for the three and six months ended June 30, 2024.
During the six months ended June 30, 2025, our Net Lease Joint Venture and Bank Loan Portfolio Joint Venture each entered into derivative agreements where we would be required to make payment for periodic or final settlement of derivative contracts if either our Net Lease Joint Venture or Bank Loan Portfolio Joint Venture, as applicable, is unable to fulfill its respective obligations.
6. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	June 30, 2025	December 31, 2024
Accrued interest receivable	$169,849	$160,131
Loan portfolio payments held by servicer(1)	94,322	113,199
Collateral deposited under derivative agreements	86,420	4,810
Real estate intangible assets, net	71,124	77,289
Accounts receivable and other assets(2)	57,725	134,030
Other real estate assets	15,492	9,338
Derivative assets	12,267	72,454
Prepaid expenses	635	1,002
Total	$507,834	$572,253

(1)Primarily represents loan principal repayments held by our third-party loan servicers as of the balance sheet date that were remitted to us during the subsequent remittance cycle.
(2)Includes $46.6 million and $95.5 million as of June 30, 2025 and December 31, 2024, respectively, of cash collateral held by our CLOs that was subsequently remitted by the trustee to repay a portion of the outstanding senior CLO securities.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	June 30, 2025	December 31, 2024
Derivative liabilities	$95,700	$5,238
Other real estate liabilities	80,818	72,018
Accrued dividends payable	80,649	81,214
Accrued interest payable	80,024	77,855
Debt repayments pending servicer remittance(1)	48,902	3,742
Accrued management and incentive fees payable	17,036	18,534
Accounts payable and other liabilities	16,816	13,834
Current expected credit loss reserves for unfunded loan commitments(2)	11,713	10,412
Total	$431,658	$282,847

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties or
CLO trustee during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the
CECL reserves.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of June 30, 2025, we had aggregate unfunded commitments of $1.4 billion related to 58 loans receivable. The expected credit losses over the contractual period of our loans are impacted by our obligations to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 22 for further discussion of our unfunded loan commitments. During the three and six months ended June 30, 2025, we recorded increases in the CECL reserves related to our unfunded loan commitments of
$1.2 million and $1.3 million, respectively, bringing our total unfunded loan commitments CECL reserve to $11.7 million as of June 30, 2025. During the three and six months ended June 30, 2024, we recorded decreases in the CECL reserves related to our unfunded loan commitments of $2.7 million and $5.4 million, respectively, bringing our total unfunded loan commitments CECL reserve to $9.9 million as of June 30, 2024.
7. SECURED DEBT, NET
Our secured debt represents borrowings under our secured credit facilities. During the six months ended June 30, 2025, we closed $2.0 billion of new borrowings against $2.5 billion of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	June 30, 2025	December 31, 2024
Secured credit facilities	$10,693,596	$9,705,529
Deferred financing costs(1)	(10,276)	(9,195)
Net book value of secured debt	$10,683,320	$9,696,334

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
The following table details our secured credit facilities as of June 30, 2025 ($ in thousands):

June 30, 2025
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	13	$4,451,693	February 2027	87	$7,205,566	March 2027	33%	25% - 100%
GBP	6	2,802,902	April 2028	17	3,659,704	May 2028	25%	25%
EUR	7	1,936,500	July 2027	11	2,716,669	July 2027	42%	25% - 100%
Others(5)	4	1,502,501	December 2028	7	1,878,126	December 2028	25%	25%
Total	14	$10,693,596	October 2027	122	$15,460,065	October 2027	31%	25% - 100%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured credit facilities as of June 30, 2025 and December 31, 2024 ($ in thousands):

	Six Months Ended June 30, 2025	June 30, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,330,750	$4,676,347	+1.54%	$6,862,828	+3.06%	+1.52%
+ 1.51% to + 1.75%	462,809	2,541,857	+1.75%	3,303,560	+3.51%	+1.76%
+ 1.76% to + 2.00%	99,002	1,138,331	+2.09%	1,963,534	+3.28%	+1.19%
+ 2.01% or more	110,597	2,337,061	+2.59%	3,330,143	+4.23%	+1.64%
Total	$2,003,158	$10,693,596	+1.88%	$15,460,065	+3.44%	+1.56%

	Year Ended December 31, 2024	December 31, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$165,616	$3,976,192	+1.53%	$6,185,925	+3.18%	+1.65%
+ 1.51% to + 1.75%	74,118	2,238,376	+1.78%	3,140,937	+3.52%	+1.74%
+ 1.76% to + 2.00%	—	969,541	+2.09%	1,802,431	+3.67%	+1.58%
+ 2.01% or more	374,407	2,521,420	+2.61%	3,678,528	+4.31%	+1.70%
Total	$614,141	$9,705,529	+1.92%	$14,807,821	+3.58%	+1.66%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the six months ended June 30, 2025 and year ended
December 31, 2024, respectively.
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
(4)Represents the weighted-average all-in cost as of June 30, 2025 and December 31, 2024, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of June 30, 2025, there was an aggregate $697.9 million available to be drawn at our discretion under our credit facilities.
Financial Covenants
As of June 30, 2025, we are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.25 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to June 30,
2025; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2025 and December 31,
2024, we were in compliance with these covenants.
During 2024, the financial covenant under each applicable secured debt agreement related to the ratio of our EBITDA to fixed charges, as noted above, was amended so that the ratio shall be not less than 1.25 to 1.0 with respect to each of the four fiscal quarters beginning with the quarter ended September 30, 2024, and shall be not less than 1.3 to 1.0 thereafter.

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

	June 30, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$821,427	+ 2.15%	October 2042
Underlying Collateral Assets	19	997,805	997,805	+ 3.44%	July 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	621,149	621,149	+ 1.44%	May 2038
Underlying Collateral Assets	19	768,996	768,996	+ 2.86%	December 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	464,258	464,258	+ 2.50%	November 2037
Underlying Collateral Assets	12	624,917	624,917	+ 2.79%	February 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	586,177	586,177	+ 1.76%	February 2038
Underlying Collateral Assets	12	813,168	813,168	+ 2.72%	February 2027
Total
Senior CLO Securities Outstanding(5)	4	$2,502,834	$2,493,011	+ 1.95%
Underlying Collateral Assets	62	$3,204,886	$3,204,886	+ 3.15%

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
(5)During the three and six months ended June 30, 2025, we recorded $40.3 million and $67.9 million, respectively, of
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
9. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	June 30, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$529,867	$528,224	+ 3.36%	September 2029
Collateral assets	2	$656,019	$650,846	+ 4.58%	September 2029

	December 31, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,228,110	$1,224,841	+ 3.20%	June 2026
Collateral assets	2	$1,467,185	$1,459,864	+ 4.03%	June 2026

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
The following table details our loan participations sold ($ in thousands):

	June 30, 2025
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Junior Participations
Loan Participation(4)	1	$50,000	$50,000	+ 6.50%	October 2026
Total Loan	1	195,000	195,000	+ 8.86%	October 2026

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Junior Participations
Loan Participation(4)	2	$100,064	$100,064	+ 9.75%	February 2026
Total Loan	2	442,142	442,008	+ 6.14%	February 2026

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
(4)During the three and six months ended June 30, 2025, we recorded $2.4 million and $5.4 million, respectively, of interest expense related to our loan participations sold. During the year ended December 31, 2024, we recorded
$22.6 million of interest expense related to our loan participations sold.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
11. TERM LOANS, NET
During the three months ended June 30, 2025, we borrowed an additional $1.0 billion under the B-6 Term Loan. The B-6
Term Loan bears interest at SOFR plus 3.00% and matures in December 2030. The proceeds from the B-6 Term Loan were used to repay $400.0 million of the outstanding B-4 Term Loan and all $648.4 million in principal outstanding under the
B-5 Term Loan.
The following table details the net book value of each of our senior term loan facilities, or Term Loans, on our consolidated balance sheets ($ in thousands):

	Face Value
Term Loans	June 30, 2025	December 31, 2024	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$309,268	$309,268	+ 2.36%	+ 2.53%	April 23, 2026
B-4 Term Loan	403,105	805,169	+ 3.50%	+ 3.99%	May 9, 2029
B-5 Term Loan	—	650,000	+ 3.75%	+ 4.27%	December 10, 2028
B-6 Term Loan	1,048,375	—	+ 3.00%	+ 3.55%	December 10, 2030
Total face value	$1,760,748	$1,764,437
Deferred financing costs and unamortized discounts	(34,304)	(32,364)
Net book value	$1,726,444	$1,732,073

(1)The B-4 Term Loan and the B-6 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the
Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments.
The following table details our interest expense related to the Term Loans ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash coupon	$34,096	$44,242	$68,144	$88,666
Discount and issuance cost amortization	1,886	2,283	4,068	4,565
Total interest expense	$35,982	$46,525	$72,212	$93,231
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of
June 30, 2025 and December 31, 2024, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
12. SENIOR SECURED NOTES, NET
The following table details the net book value of our senior secured notes, or Senior Secured Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Senior Secured Notes Issuance	June 30, 2025	December 31, 2024	Interest Rate		All-in Cost(1)	Maturity
October 2021	$335,316	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	450,000	7.75%	(2)	8.14%	December 1, 2029
Total face value	$785,316	$785,316
Deferred financing costs and unamortized discounts	(8,590)	(9,857)
Hedging adjustments(3)	7,340	(4,424)
Net book value	$784,066	$771,035

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
(2)Represents the stated coupon rate of the notes. We have entered into an interest rate swap that effectively converts our fixed rate exposure to a SOFR + 3.95% floating rate exposure.
(3)Represents the fair value of an interest rate swap that we entered into to convert the fixed rate exposure of the
December 2024 Senior Secured Notes into floating rate. Refer to Note 14 for additional discussion.
The following table details our interest expense related to the Senior Secured Notes ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash coupon	$11,862	$3,187	$23,725	$6,541
Discount and issuance cost amortization	651	254	1,349	521
Total interest expense	$12,513	$3,441	$25,074	$7,062
There was no repurchase activity or gain on debt extinguishment during the six months ended June 30, 2025. During the six months ended June 30, 2024, we repurchased an aggregate principal amount of $26.2 million of the October 2021
Senior Secured Notes at a weighted-average price of 88% of par. This resulted in a gain on extinguishment of debt of
$3.0 million during the six months ended June 30, 2024.
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets.
As of June 30, 2025 and December 31, 2024, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
13. CONVERTIBLE NOTES, NET
The following table details the net book value of our convertible senior notes, or Convertible Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Convertible Notes	June 30, 2025	December 31, 2024	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
Face value	$266,157	$266,157	5.50%	5.79%	$36.27	March 15, 2027
Deferred financing costs and unamortized discount	(1,976)	(2,541)
Net book value	$264,181	$263,616

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible
Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of June 30, 2025.
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
sale price of our class A common stock of $19.25 on June 30, 2025, the last trading day in the six months ended June 30,
2025, was less than the per share conversion price of the Convertible Notes.
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash coupon	$3,660	$4,125	$7,319	$8,250
Discount and issuance cost amortization	282	319	565	639
Total interest expense	$3,942	$4,444	$7,884	$8,889
Accrued interest payable for the Convertible Notes was $4.3 million as of both June 30, 2025 and December 31, 2024.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
dollar. We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar.
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

June 30, 2025			December 31, 2024
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	3	kr 990,635	Buy USD / Sell SEK Forward	2	kr 971,180
Buy USD / Sell GBP Forward	13	£655,443	Buy USD / Sell GBP Forward	5	£604,739
Buy USD / Sell EUR Forward	10	€677,316	Buy USD / Sell EUR Forward	8	€603,910
Buy USD / Sell AUD Forward	4	A$349,343	Buy USD / Sell AUD Forward	6	A$355,703
Buy USD / Sell CAD Forward	3	C$121,887	Buy USD / Sell CHF Forward	1	CHF6,752
Buy USD / Sell CHF Forward	1	CHF6,752
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

June 30, 2025			December 31, 2024
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	4	£139,800	Buy GBP / Sell USD Forward	3	£54,400
Buy USD / Sell GBP Forward	4	£139,800	Buy USD / Sell GBP Forward	3	£54,400
Buy EUR / Sell USD Forward	3	€22,800
Buy USD / Sell EUR Forward	3	€22,800
Buy AUD / Sell USD Forward	1	A$26,000
Buy USD / Sell AUD Forward	1	A$26,000
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
Designated Hedges of Interest Rate Risk
The following tables detail our outstanding interest rate derivatives that were designated as fair value hedges of interest rate risk (notional amount in thousands):

June 30, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	4.4

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	4.9
The following tables detail the carrying amount and cumulative basis adjustments on hedged items designated as fair value hedges ($ in thousands):

June 30, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$450,292	$7,340

December 31, 2024
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$437,759	$(4,424)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations
($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2025	2024	2025	2024
Designated Hedges	Interest Income(1)	$4,694	$4,455	$7,645	$8,867
Designated Hedges	Interest Expense(2)	(625)	420	(1,210)	845
Non-Designated Hedges	Interest Income(1)	(50)	(4)	(50)	(10)
Non-Designated Hedges	Interest Expense(3)	(1,931)	—	(1,928)	7
Total		$2,088	$4,871	$4,457	$9,709

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
(3)Represents the realized loss on an interest rate swap related to our Bank Loan Portfolio Joint Venture that was entered into during the three months ended June 30, 2025 and subsequently terminated, and the spot rate movement in our non-designated foreign currency hedges, which are marked to market and recognized in interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Fair Value Hedges
The following table presents the net gains (losses) on derivatives and the related hedged items in fair value hedging relationships for the three and six months ended June 30, 2025 ($ in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total interest and related expenses presented in the consolidated statements of operations	$264,727	$506,960
Gains (losses) on fair value hedging relationships
Total gain on derivative instruments	$9,124	$12,288
Fair value basis adjustment on hedged items	(4,231)	(7,340)
Derivative settlements and accruals	624	1,442
Net Gain on Fair Value Hedging Relationships(1)	$5,517	$6,390

(1)Included within interest and related expenses presented in the consolidated statements of operations.
There were no fair value hedges outstanding during the six months ended June 30, 2024.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts	$11	$69,433	$84,352	$—
Interest rate derivatives	7,398	—	—	4,386
Total derivatives designated as hedging instruments	$7,409	$69,433	$84,352	$4,386
Derivatives not designated as hedging instruments
Foreign exchange contracts	$4,858	$3,021	$11,348	$852
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$4,858	$3,021	$11,348	$852
Total Derivatives	$12,267	$72,454	$95,700	$5,238

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

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025		Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net Investment Hedges
Foreign exchange contracts(1)	$(143,268)	$(203,663)	Interest Expense	$—	$—
Total	$(143,268)	$(203,663)		$—	$—

(1)During the three months ended June 30, 2025, we paid net cash settlements of $114.1 million on our foreign currency forward contracts. During the six months ended June 30, 2025, we paid net cash settlements of
$33.6 million on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
There were no cash flow hedges outstanding during the three and six months ended June 30, 2025.
Credit–Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2025, we were in a net liability position with our counterparties related to our foreign exchange hedges and had $86.4 million of collateral posted with two counterparties. As of December 31, 2024, we were in a net asset position with our counterparties related to our foreign exchange hedges and had $4.8 million of collateral posted with one counterparty related to our interest rate swap.
15. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of June 30, 2025 we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. As of both June 30, 2025 and December 31, 2024, we did not have any shares of preferred stock issued and outstanding.
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
During the six months ended June 30, 2025, we repurchased 1,794,936 shares of class A common stock at a weighted-
average price per share of $17.63, for a total cost of $31.6 million. We did not have any repurchases of class A common stock during the six months ended June 30, 2024. As of June 30, 2025, the amount remaining available for repurchases under the program was $89.2 million.

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
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 18 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock. Each vested deferred stock unit is settled by delivery of one share of class A common stock upon the non-employee director’s separation from service.
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding(1)	2025	2024
Beginning balance	173,204,190	173,569,397
Issuance of class A common stock(2)	1,778	3,165
Repurchase of class A common stock	(1,794,936)	—
Issuance of restricted class A common stock, net(3)(4)	482,004	406,400
Issuance of deferred stock units	24,431	29,649
Ending balance	171,917,467	174,008,611

(1)Includes 323,877 and 389,113 deferred stock units held by members of our board of directors as of June 30, 2025 and 2024, respectively.
(2)Represents shares issued under our dividend reinvestment program during the six months ended June 30, 2025 and
2024, respectively.
(3)Includes 29,140 and 41,282 shares of restricted class A common stock issued to our board of directors during the six months ended June 30, 2025 and 2024, respectively
(4)Net of 29,008 and 97,985 shares of restricted class A common stock forfeited under our stock-based incentive plans during the six months ended June 30, 2025 and 2024, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which an aggregate of 10,000,000 shares of class A common stock are available for sale. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. Such shares may, at our option, be newly issued shares from us, shares purchased by the plan administrator on the open market, or a combination thereof. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the six months ended
June 30, 2025 and 2024, we issued 1,778 shares and 3,165 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of June 30, 2025, a total of 9,967,334 shares of class A common stock remained available under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of June 30, 2025, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended
June 30, 2025 or June 30, 2024, we did not issue any shares of our class A common stock under ATM Agreements. As of
June 30, 2025, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.

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
On June 13, 2025, we declared a dividend of $0.47 per share, or $80.6 million in aggregate, that was paid on July 15, 2025 to stockholders of record as of June 30, 2025.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared per share of common stock	$0.47	$0.62	$0.94	$1.24
Class A common stock dividends declared	$80,649	$107,644	$161,293	$215,322
Deferred stock unit dividends declared	147	229	340	452
Total dividends declared	$80,796	$107,873	$161,633	$215,774
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and Diluted Earnings
Net income (loss)(1)	$6,969	$(61,057)	$6,612	$(184,895)
Weighted-average shares outstanding, basic and diluted(2)	171,893,905	173,967,340	171,949,090	174,004,464
Per share amount, basic and diluted	$0.04	$(0.35)	$0.04	$(1.06)

(1)Represents net income (loss) attributable to Blackstone Mortgage Trust, Inc.
(2)For both the three and six months ended June 30, 2025 and June 30, 2024, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Refer to Note 13 for further discussion of our convertible notes.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of June 30, 2025, total accumulated other comprehensive income was $9.8 million, representing $68.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments and $1.2 million of unrealized losses related to the changes in the fair value of derivative instruments held by unconsolidated entities, offset by
$57.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2024, total accumulated other comprehensive income was $8.3 million, primarily representing $272.1 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $263.9 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily
Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint
Venture. As of June 30, 2025, our Multifamily Joint Venture’s total equity was $45.1 million, of which $38.3 million was owned by us, and $6.8 million was allocated to non-controlling interests. As of December 31, 2024, our Multifamily Joint
Venture’s total equity was $45.9 million, of which $39.0 million was owned by us, and $6.9 million was allocated to non-
controlling interests.
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
During the three and six months ended June 30, 2025, we incurred $17.0 million and $34.3 million, respectively, of management fees payable to our Manager compared with $18.7 million and $37.7 million, respectively, during the same periods in 2024. During the three and six months ended June 30, 2025 and 2024, we did not incur any incentive fees payable to our Manager.
As of June 30, 2025 and December 31, 2024, we had accrued management fees payable to our Manager of $17.0 million and $18.5 million, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Professional services	$4,281	$3,817	$8,192	$7,957
Operating and other costs	1,942	1,881	3,730	3,357
Subtotal(1)	6,223	5,698	11,922	11,314
Non-cash compensation expenses
Restricted class A common stock earned	7,131	7,761	13,923	15,672
Director stock-based compensation	172	201	345	402
Subtotal	7,303	7,962	14,268	16,074
Total general and administrative expenses	$13,526	$13,660	$26,190	$27,388

(1)During the three and six months ended June 30, 2025, we recognized an aggregate $106,000 and $192,000, respectively, of expense related to our Multifamily Joint Venture, compared to $320,000 and $543,000, respectively, during the same periods in 2024.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2025 and December 31, 2024, we were in compliance with all REIT requirements.
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
During the three and six months ended June 30, 2025, we recorded a current income tax provision of $903,000 and
$1.6 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. During the three and six months ended June 30, 2024, we recorded a current income tax provision of
$1.2 million and $2.2 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of June 30, 2025 or December 31,
2024.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the
Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of June 30, 2025, we had
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of June 30, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.
18. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of June 30, 2025, our
Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2025, there were 5,973,235 shares available under our current stock incentive plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-
average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2024	2,142,759	$21.13
Granted	511,012	17.88
Vested	(691,323)	21.14
Forfeited	(29,008)	19.75
Balance as of June 30, 2025	1,933,440	$20.29
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current stock incentive plans. The 1,933,440 shares of restricted class A common stock outstanding as of June 30, 2025 will vest as follows: 618,973 shares will vest in 2025; 884,967 shares will vest in 2026;
and 429,500 shares will vest in 2027. As of June 30, 2025, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $37.5 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.0 year from June 30, 2025.
19. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$12,267	$—	$12,267	$—	$72,454	$—	$72,454
Liabilities
Derivatives	$—	$95,700	$—	$95,700	$—	$5,238	$—	$5,238
This table excludes $55.9 million of investments in unconsolidated entities that are measured at fair value using net asset value as a practical expedient and not classified in the fair value hierarchy as June 30, 2025. No assets were measured at fair value using net asset value as a practical expedient as of December 31, 2024. Refer to Note 5 for additional information.
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

	June 30, 2025			December 31, 2024
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$388,049	$388,049	$388,049	$323,483	$323,483	$323,483
Loans receivable, net	18,965,254	19,874,340	18,942,580	18,313,582	19,203,126	18,288,958
Financial liabilities
Secured debt, net	10,683,320	10,693,596	10,568,791	9,696,334	9,705,529	9,590,400
Securitized debt obligations, net	2,493,011	2,502,834	2,464,198	1,936,956	1,936,967	1,838,089
Asset-specific debt, net	528,224	529,867	519,637	1,224,841	1,228,110	1,218,639
Loan participations sold, net	50,000	50,000	50,000	100,064	100,064	99,822
Secured term loans, net	1,726,444	1,760,748	1,761,199	1,732,073	1,764,437	1,765,668
Senior secured notes, net	784,066	785,316	803,996	771,035	785,316	780,931
Convertible notes, net	264,181	266,157	260,996	263,616	266,157	257,707
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
During 2024, we modified two loans that included, among other changes, an equity interest in and/or control over decision-
making at the property. As a result of the modification, our investments in these loans are VIEs. As of June 30, 2025, we are the primary beneficiary of, and therefore consolidated the assets of these VIEs on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$16,188	$9,145
Loans receivable	3,095,480	2,338,201
Current expected credit loss reserve	(154,384)	(202,400)
Loans receivable, net	2,941,096	2,135,801
Real estate owned, net	212,658	177,322
Other assets	127,188	126,518
Total assets	$3,297,130	$2,448,786
Liabilities
Securitized debt obligations, net	$2,493,011	$1,936,956
Other liabilities	15,032	13,277
Total liabilities	$2,508,043	$1,950,233
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
As of June 30, 2025 and December 31, 2024, our consolidated balance sheets included $17.0 million and $18.5 million, respectively, of accrued management fees payable to our Manager. During the three and six months ended June 30, 2025, we paid management fees of $17.2 million and $35.8 million, respectively, to our Manager, compared to $18.9 million and
$45.3 million, respectively, during the same periods in 2024. In addition, during the three and six months ended June 30,
2025, we incurred expenses of $156,000 and $420,000, respectively, that were paid by our Manager and have been or will be reimbursed by us, compared to $829,000 and $1.1 million, respectively, of such expenses during the same periods in
2024.
As of June 30, 2025, our Manager held 992,441 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $20.7 million. These shares vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2025, we recorded non-cash expenses related to shares held by our Manager of $3.6 million and $7.2 million, respectively, compared to $4.2 million and $8.5 million, respectively, during the same periods in 2024. Refer to Note 18 for further details on our restricted class A common stock.
As of June 30, 2025, our Manager, its affiliates (including Blackstone and Blackstone-advised investment vehicles),
Blackstone employees, and our directors held an aggregate 13,256,488 shares, or 7.7%, of our class A common stock, of which 8,234,581 shares, or 4.8%, were held by Blackstone and its subsidiaries. Additionally, our directors held 323,877 of deferred stock units as of June 30, 2025. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock and/or engage in derivatives transactions related to our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Affiliate Services
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles to provide various services. The following table details the costs incurred for these services ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Asset Class	2025	2024	2025	2024
Brio Real Estate Services, LLC, Brio Real Estate (UK) Ltd., and Brio Real Estate (AUS) Pty Ltd.(1)	n/a	$1,101	$—	$1,101	$—
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.(1)	n/a	381	309	343	560
Perform Properties, LLC(2)(3)	Office	319	44	894	44
LivCor, LLC(2)	Multifamily	117	—	276	—
BRE Hotels & Resorts, LLC(2)	Hospitality	380	—	869	—
LendingOne, LLC(4)	Multifamily	158	—	158	—
Total		$2,456	$353	$3,641	$604

(1)As applicable, provides management support, operational support, corporate support, and transaction support services to certain of our investments directly.
(2)As applicable, provides management support, operational support, and corporate support services to certain of our
REO assets directly.
(3)Successor entity to EQ Management, LLC that provides the same services.
(4)Provides loan origination services related to certain of our investments.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
We have engaged affiliates of our Manager to provide various services noted below. The following table details the costs incurred (refunded) for these services ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
BTIG, LLC(1)	$—	$—	$—	$40
Gryphon Mutual Property Americas IC(2)	601	85	1,148	85
Blackstone internal audit services	(111)	24	—	48
Lexington National Land Services(3)	46	—	46	—
Blackstone Securities Partners L.P.(4)	79	—	79	—
Total	$615	$109	$1,273	$173

(1)Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. BTIG has been engaged as a broker for repurchases of our Senior Secured Notes and Convertible Notes. During the six months ended
June 30, 2025, there was no repurchase activity. During the six months ended June 30, 2024, we repurchased
$26.2 million of our October 2021 Senior Secured Notes utilizing BTIG as a broker. Additionally, we have engaged
BTIG as a sales agent to sell shares of our class A common stock under one of our ATM Agreements. During the six months ended June 30, 2025 and 2024, we did not sell any shares under our ATM Agreements. Our engagements of
BTIG are on terms equivalent to those of unaffiliated third parties under similar arrangements.
(2)In the first quarter of 2024, in order to provide insurance for our REO assets, we became a member of Gryphon
Mutual Property Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and advisory services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are paid annually and borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each party’s respective properties. During the six months ended June 30, 2025 and 2024, we paid $796,000 and $109,000, respectively, to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. Of these amounts, $31,000 and $2,000, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon. The amounts included in the table above reflect the amortization of the insurance expense over the relevant periods of the respective policies.
(3)Lexington National Land Services, or LNLS, a title agent company owned by Blackstone, acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us, Blackstone and their affiliates and related parties, and third-parties. LNLS focuses on transactions in rate-
regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for us, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii)
when a third-party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments made by us based on its equity interest in LNLS. In each case, there will be no related expense offset to us.
(4)In the second quarter of 2025, Blackstone Securities Partners L.P., or BSP, an affiliate of our Manager, was engaged as a member of the syndicate for our B-6 Term Loan. This engagement was on terms equivalent to those of unaffiliated third parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
CT Investment Management Co., LLC, or CTIMCO, serves as the special servicer of all of our CLOs, and the Manager serves as the collateral manager and benchmark agent for our FL5 CLO issued in the first quarter of 2025. As of June 30,
2025, three of our assets were in special servicing under the CLOs. CTIMCO and our Manager have waived any fees that would be payable to a third party serving in such roles pursuant to the applicable agreements, and no such fees have been paid or will become payable to CTIMCO or our Manager.
Other Transactions
During the six months ended June 30, 2025, we invested $562.8 million in three senior loans and $93.6 million in three mezzanine loans to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
In the second quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $83.9 million participation in our $1.0 billion B-6 Term Loan. In the fourth quarter of 2024, Blackstone-advised investment vehicles acquired (i) an aggregate $62.5 million participation in our $650.0 million B-5 Term Loan, and (ii) an aggregate $80.0 million of our
$450.0 million December 2024 Senior Secured Notes. All of these transactions were part of broad syndications led by third-party banks, and were on terms equivalent to those of unaffiliated third parties. BSP, an affiliate of our Manager, was engaged as a member of the syndicate for these transactions. Our engagements of BSP are on terms equivalent to those of unaffiliated parties. See “—Affiliate Services” for more information.
In the first quarter of 2025, as part of a broad syndication led by third-party banks, Blackstone-advised investment vehicles acquired an aggregate $75.0 million of notes in our $1.0 billion FL5 CLO offering. All of these transactions were on terms equivalent to those of unaffiliated third parties.
In the second quarter of 2025, we entered into our Bank Loan Portfolio Joint Venture with a Blackstone-advised investment vehicle that acquired a $1.4 billion portfolio of performing commercial mortgage loans. In the fourth quarter of
2024, we entered into our Net Lease Joint Venture with a Blackstone-advised investment vehicle to invest in triple net lease properties. We do not consolidate our Bank Loan Portfolio Joint Venture or our Net Lease Joint Venture as we do not have a controlling financial interest. As of June 30, 2025, the aggregate value of our equity investment in our Bank Loan
Portfolio Joint Venture was $55.9 million and our ownership interest was 29%, and the aggregate value of our equity investment in the Net Lease Joint Venture was $52.2 million and our ownership interest was 75%. We, these joint ventures, and the Blackstone-advised investment vehicles, together, have engaged and may in the future engage in certain financing, derivative and/or hedging arrangements related to these joint ventures. See Note 5 for further information.
In the second quarter of 2025, two of our senior loans to borrowers controlled by a Blackstone-advised investment vehicle were modified. The terms of the modifications (including maturity extensions and additional commitments, among other changes) were negotiated by our third-party co-lenders. We continue to forgo all non-economic rights under the loans, including voting rights, so long as the Blackstone-advised investment vehicle controls the applicable borrower.
During the six months ended June 30, 2025, proceeds from four of our loans were used by the unaffiliated third-party borrowers to repay $554.4 million of performing loans held by Blackstone-advised investment vehicles, and proceeds from financing provided by Blackstone-advised investment vehicles were used by the unaffiliated third-party borrower to repay
$148.8 million of a performing loan of ours. During the six months ended June 30, 2024, proceeds from a loan held by a
Blackstone-advised investment vehicle were used by the unaffiliated third-party borrower to repay $98.6 million of a performing loan of ours, and proceeds from the sale of assets to a Blackstone-advised investment vehicle were used by the unaffiliated third-party borrower to repay $59.0 million of a performing loan of ours to the borrower. These transactions were initiated by the applicable unaffiliated third-party borrowers with the transaction terms and pricing on market terms.
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
22. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of June 30, 2025, we had aggregate unfunded commitments of $1.4 billion across 58 loans receivable, and
$666.1 million of committed or identified financings for those commitments, resulting in net unfunded commitments of
$746.0 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.6 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Principal Debt Repayments
Our contractual principal debt repayments as of June 30, 2025 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2025 (remaining)	$698,295	$—	$5,242	$—	$—	$703,537
2026	3,257,370	—	319,751	—	—	3,577,121
2027	2,802,337	—	10,484	335,316	266,157	3,414,294
2028	1,102,227	—	10,484	—	—	1,112,711
2029	1,159,022	363,146	413,588	450,000	—	2,385,756
Thereafter	1,674,345	166,721	1,001,199	—	—	2,842,265
Total obligation	$10,693,596	$529,867	$1,760,748	$785,316	$266,157	$14,035,684

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
(4)Total does not include $2.5 billion of consolidated securitized debt obligations and $50.0 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of June 30, 2025, our six non-employee directors are entitled to annual compensation of $210,000 each, of which
$95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of June 30, 2025, the other two board members, the chairperson of the board and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the lead independent director receives additional annual cash compensation of $30,000, (ii) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and (iii) the members of our audit and investment risk management committees receive additional annual cash compensation of
$10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
June 30, 2025, we were not involved in any material legal proceedings.
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
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of
Blackstone Real Estate. Blackstone Real Estate is the largest owner of commercial real estate globally with over 12,500 commercial assets and a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe gives us the tools to expertly manage the assets in our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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
Macroeconomic Environment
Earlier this year, tariff announcements in the U.S. and ongoing global trade negotiations contributed to significant uncertainty and volatility of debt and equity markets. More recently, greater clarity in the U.S. policy environment and lower market volatility have contributed to stronger real estate transaction activity. We believe commercial real estate is increasingly well-positioned for a recovery from its cyclical downturn, which is further supported by continuing low supply
(including in sectors in which our portfolio is concentrated, such as multifamily) and continued improvement in the cost and availability of debt. Continued deceleration in inflation may also encourage the lowering of interest rates, which should be constructive for real estate values. Nevertheless, a resurfacing of policy-driven uncertainty or market volatility could adversely affect us, our borrowers, their tenants and the value of the real estate assets related to our investments.

I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, Distributable Earnings prior to charge-offs, and book value per share.
For the three months ended June 30, 2025, we recorded basic net earnings per share of $0.04, declared a dividend of $0.47 per share, reported $0.19 per share of Distributable Earnings, and reported $0.45 per share of Distributable Earnings prior to charge-offs. In addition, our book value as of June 30, 2025 was $21.04 per share, which is net of cumulative CECL reserves of $4.39 per share.
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

	Three Months Ended
	June 30, 2025	March 31, 2025
Net income (loss)(1)	$6,969	$(357)
Weighted-average shares outstanding, basic	171,893,905	172,004,888
Net income (loss) per share, basic	$0.04	$(0.00)
Dividends declared per share	$0.47	$0.47

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

	Three Months Ended
	June 30, 2025	March 31, 2025
Net income (loss)(1)	$6,969	$(357)
Charge-offs of CECL reserves(2)	(45,057)	(41,824)
Increase in CECL reserves	45,593	49,505
Depreciation and amortization of real estate owned(3)	17,046	16,517
Non-cash compensation expense	7,303	6,965
Realized hedging and foreign currency loss, net(4)	(703)	(1,237)
Allocable share of adjustments related to unconsolidated entities(5)	1,665	94
(Non-cash) cash income from Agency Multifamily Lending Partnership, net(6)	(127)	24
Adjustments attributable to non-controlling interests, net	(52)	(94)
Other items	(11)	(3)
Distributable Earnings	$32,626	$29,590
Charge-offs of CECL reserves(2)	45,057	41,824
Distributable Earnings prior to charge-offs of CECL reserves	$77,683	$71,414
Weighted-average shares outstanding, basic(7)	171,893,905	172,004,888
Distributable Earnings per share, basic	$0.19	$0.17
Distributable Earnings per share, basic, prior to charge-offs of CECL reserves	$0.45	$0.42

(1)Represents net income (loss) attributable to Blackstone Mortgage Trust.
(2)Represents realized losses related to loan principal amounts deemed non-recoverable.
(3)Represents depreciation of REO assets and amortization of intangible real estate assets and liabilities.
(4)Represents realized losses on the repatriation of unhedged foreign currency. These amounts were not included in
GAAP net income (loss), but rather as a component of other comprehensive income in our consolidated financial statements.
(5)Allocable share of adjustments related to unconsolidated entities reflects our share of (i) non-cash items such as depreciation and amortization, (ii) unrealized gains and losses recorded by such unconsolidated entities, if any, and
(iii) related adjustments for realized gains, if any.
(6)Represents (i) the non-cash income recognized under GAAP related to our Agency Multifamily Lending
Partnership, in which we receive a portion of origination, servicing, and other fees for loans we refer to MTRCC for origination, offset by the related loss-sharing obligation accruals and (ii) the cash received related to such income previously recognized under GAAP. Refer to Note 2 to our consolidated financial statements for additional information on our Agency Multifamily Lending Partnership.
(7)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our
Convertible Notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable
Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2025	March 31, 2025
Stockholders’ equity	$3,616,772	$3,681,968
Shares
Class A common stock	171,593,590	171,582,452
Deferred stock units	323,877	310,108
Total outstanding	171,917,467	171,892,560
Book value per share(1)	$21.04	$21.42

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.
II. Investment Portfolio
Loan Portfolio
During the three months ended June 30, 2025, we originated or acquired $2.6 billion of loans. During the three months ended June 30, 2025, loan fundings totaled $1.8 billion and loan repayments and sales totaled $1.6 billion. During the three months ended June 30, 2025, we generated interest income of $359.5 million and incurred interest expense of
$264.7 million, which resulted in $94.8 million of net interest income.
Loan Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Loan originations(1)(2)	$2,596,944	$4,151,103

Loan fundings	$1,767,182	$3,448,480
Loan repayments and sales	(1,595,496)	(3,405,320)
Total net fundings	$171,686	$43,160

(1)Includes new loan originations and acquisitions, and additional commitments made under existing loans.
(2)Includes our $416.4 million share of $1.4 billion of loans that were acquired by our Bank Loan Portfolio Joint
Venture during the three months ended June 30, 2025. This reflects our 29% ownership interest in the joint venture, which is included in investments in unconsolidated entities on our consolidated balance sheets.

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

June 30, 2025
Number of loans	144
Principal balance	$19,874,340
Net book value	$18,965,254
Unfunded loan commitments(1)	$1,412,084
Weighted-average cash coupon(2)	+ 3.30%
Weighted-average all-in yield(2)	+ 3.57%
Weighted-average maximum maturity (years)(3)	2.4
Origination loan-to-value (LTV)(4)	64.1%

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable to each investment. As of
June 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
The remaining 2% of our loans by principal balance earned a fixed rate of interest.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of June 30, 2025, 26% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 74% were open to repayment by the borrower without penalty.
(4)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired and any junior participations sold.
The following table details the index rate floors for our loan portfolio as of June 30, 2025 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$179,821	$140,066	$319,887
0.00% or no floor(2)	2,286,822	5,412,057	7,698,879
0.01% to 1.00% floor	3,787,560	990,685	4,778,245
1.01% to 2.00% floor	640,370	1,384,033	2,024,403
2.01% to 3.00% floor	3,209,355	367,621	3,576,976
3.01% or more floor	1,299,612	176,338	1,475,950
Total(3)	$11,403,540	$8,470,800	$19,874,340

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc
currencies.
(2)Includes all impaired loans.
(3)As of June 30, 2025, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.11%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was
1.70%.

The following table details the floating benchmark rates for our loan portfolio as of June 30, 2025 (loans receivable principal balance amounts in thousands):

Loan Count	Currency	Loans Receivable Principal Balance	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
109		$$11,403,540	SOFR	+ 3.16%	+ 3.45%
17		££2,675,442	SONIA	+ 3.45%	+ 3.63%
10		€€2,304,801	EURIBOR	+ 3.03%	+ 3.48%
8	Various	$2,080,213	Other(3)	+ 4.01%	+ 4.20%
144		$19,874,340		+ 3.30%	+ 3.57%

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

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of June 30, 2025:
Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2025, which is our principal balance net of (i) $529.9 million of asset-specific debt, (ii) $109.2 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $740.9 million, and (iv) $50.0 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our asset-specific debt and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Geographic locations that represent less than 1% of net loan exposure are excluded from the chart.
(2)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
As of June 30, 2025, 94% of our loans were performing with risk ratings of “1” through “4,” and the remaining 6% were impaired with a risk rating of “5.” Of the performing loans, 99.2%, based on net loan exposure, were in compliance with the applicable contractual terms. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of June 30, 2025, we had an aggregate $558.8 million asset-specific CECL reserve related to 14 of our loans receivable, with an aggregate amortized cost basis of $1.6 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of June 30,
2025.
Our portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from our position as part of Blackstone Real Estate’s real estate platform. Blackstone Real Estate is the largest owner of commercial real estate globally with over 12,500 commercial assets and a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assess the performance of each loan, and assign it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.1 and 3.0 as of June 30, 2025 and December 31, 2024, respectively.
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	8	$476,141	$475,273
2	17	2,942,069	2,773,722
3	87	11,908,048	11,477,440
4	18	2,788,227	2,682,712
5	14	1,591,620	1,035,269
Loans receivable	144	$19,706,105	$18,444,416
CECL reserve		(740,851)
Loans receivable, net		$18,965,254

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2025, which is our principal balance net of (i) $529.9 million of asset-specific debt, (ii) $109.2 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $740.9 million, and (iv) $50.0 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our asset-specific debt and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the three months ended June 30, 2025, we recorded a net decrease of $690,000 in the CECL reserves against our loans receivable portfolio, primarily driven by a $48.4 million increase in our asset-specific CECL reserves, offset by a
$4.1 million decrease in our general CECL reserves and charge-offs of our CECL reserves of $45.1 million, bringing our total loans receivable CECL reserve to $740.9 million as of June 30, 2025. The increase in our asset-specific CECL reserves was primarily as a result of two additional loans that were impaired during the three months ended June 30, 2025, of which one is secured by a life sciences / studio property and the other is secured by an office asset. The office sector is generally facing reduced tenant and capital markets demand in recent years. Impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. The income accrual was suspended on the two loans that were impaired during the three months ended June 30, 2025, as the recovery of income and principal was doubtful. During the three months ended June 30, 2025, we recorded $5.3 million of interest income on these loans. The charge-off of the CECL reserves was a result of a resolution of one previously impaired loan that was repaid with proceeds from the sale of an office asset in San Jose, CA securing the loan. The decrease in our general CECL reserves was primarily as a result of a continued improvement in the credit quality of our current portfolio as well as macroeconomic conditions.
As of June 30, 2025, we had an aggregate $558.8 million asset-specific CECL reserve related to 14 of our loans receivable, with an aggregate amortized cost basis of $1.6 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of June 30, 2025. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three and six months ended
June 30, 2025, we received an aggregate $10.8 million and $29.8 million, respectively, of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of June 30, 2025, one of our performing loans with an amortized cost basis of $195.0 million, inclusive of a
$50.0 million junior loan participation sold, was past its current maturity date, was greater than 90 days past due on its interest payment, and had a risk rating of “3.” This loan was not impaired as of June 30, 2025 as the estimated fair value of the underlying collateral exceeded our basis in the loan. Subsequent to June 30, 2025, this loan was repaid in full, including the junior loan participation sold, with proceeds from a sale of the collateral securing the loan. As of June 30, 2025, all other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.
Real Estate Owned
As part of our portfolio management strategy to maximize economic outcomes, we may hold certain real estate owned, or
REO, investments resulting from us acquiring title to or taking control of a loan’s underlying real estate collateral. As of
June 30, 2025, we had eight REO assets with an aggregate carrying value of $671.4 million.
Multifamily Joint Venture
As of June 30, 2025, our Multifamily Joint Venture held a $43.3 million loan, which is included in the loan disclosures above. As of June 30, 2025, our Multifamily Joint Venture also held a $32.2 million REO asset. Refer to Note 2 to our consolidated financial statements for additional discussion of our multifamily joint venture.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into our Agency Multifamily Lending Partnership that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae DUS and Freddie Mac Optigo lending platforms. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. During the three and six months ended June 30,
2025, we referred one loan to MTRCC.
Net Lease Joint Venture
In the fourth quarter of 2024, we entered into our Net Lease Joint Venture with a Blackstone-advised investment vehicle to invest in triple net lease properties. Our investment in the joint venture is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of June 30, 2025, our investment in unconsolidated entities related to the joint venture totaled $52.2 million. During the six months ended June 30, 2025 we contributed $50.1 million to the joint venture, did not receive any distributions, and recorded a $1.2 million loss from unconsolidated entities in our consolidated statements of operations.
Bank Loan Portfolio Joint Venture
In the second quarter of 2025, we entered into our Bank Loan Portfolio Joint Venture with a Blackstone-advised investment vehicle that acquired a $1.4 billion portfolio of 171 performing senior commercial real estate loans from a regional bank. We have a 29% ownership interest in the joint venture and our allocable share of the loans is $416.4 million.
The loans are secured primarily by retail and multifamily properties located across various markets in the Mid-Atlantic region, are primarily fixed rate, and were acquired at a discount to par.

Our Bank Loan Portfolio Joint Venture is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of June 30, 2025, our investment in the joint venture totaled $55.9 million. During the three months ended
June 30, 2025, we contributed $57.6 million to the joint venture, did not receive any distributions, and recorded a $1.7 million loss from unconsolidated entities in our consolidated statements of operations primarily resulting from transaction costs related to the portfolio acquisition.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2025	December 31, 2024
Secured debt	$10,693,596	$9,705,529
Securitizations	2,502,834	1,936,967
Asset-specific debt	529,867	1,228,110
Total portfolio financing	$13,726,297	$12,870,606
Secured Debt
The following table details our secured credit facilities by spread over the applicable base rates as of June 30, 2025 ($ in thousands):

	Six Months Ended June 30, 2025	June 30, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,330,750	$4,676,347	+1.54%	$6,862,828	+3.06%	+1.52%
+ 1.51% to + 1.75%	462,809	2,541,857	+1.75%	3,303,560	+3.51%	+1.76%
+ 1.76% to + 2.00%	99,002	1,138,331	+2.09%	1,963,534	+3.28%	+1.19%
+ 2.01% or more	110,597	2,337,061	+2.59%	3,330,143	+4.23%	+1.64%
Total	$2,003,158	$10,693,596	+1.88%	$15,460,065	+3.44%	+1.56%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the six months ended June 30, 2025.
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
(4)Represents the weighted-average all-in cost as of June 30, 2025 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.

Securitizations
We have financed certain pools of our loans through CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	June 30, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$821,427	+ 2.15%	October 2042
Underlying Collateral Assets	19	997,805	997,805	+ 3.44%	July 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	621,149	621,149	+ 1.44%	May 2038
Underlying Collateral Assets	19	768,996	768,996	+ 2.86%	December 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	464,258	464,258	+ 2.50%	November 2037
Underlying Collateral Assets	12	624,917	624,917	+ 2.79%	February 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	586,177	586,177	+ 1.76%	February 2038
Underlying Collateral Assets	12	813,168	813,168	+ 2.72%	February 2027
Total
Senior CLO Securities Outstanding(5)	4	$2,502,834	$2,493,011	+ 1.95%
Underlying Collateral Assets	62	$3,204,886	$3,204,886	+ 3.15%

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
(5)During the three and six months ended June 30, 2025, we recorded $40.3 million and $67.9 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Note 8 and Note 20 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	June 30, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$529,867	$528,224	+ 3.36%	September 2029
Collateral assets	2	$656,019	$650,846	+ 4.58%	September 2029

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	June 30, 2025	December 31, 2024
Term loans	$1,760,748	$1,764,437
Senior secured notes	785,316	785,316
Convertible notes	266,157	266,157
Total corporate financing	$2,812,221	$2,815,910

The following table details our outstanding senior term loan facilities, or Term Loans, our outstanding Senior Secured
Notes, or Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of June 30, 2025 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)		All-in Cost(1)(2)	Maturity
Term Loans
B-1 Term Loan	$309,268	+ 2.36%		+ 2.53%	April 23, 2026
B-4 Term Loan	403,105	+ 3.50%		+ 3.99%	May 9, 2029
B-6 Term Loan	1,048,375	+ 3.00%		+ 3.55%	December 10, 2030
Total term loans	$1,760,748
Senior Secured Notes
October 2021	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	7.75%	(3)	8.14%	December 1, 2029
Total senior secured notes	$785,316
Convertible Notes
Convertible Notes(4)	$266,157	5.50%		5.79%	March 15, 2027
Total corporate financings	$2,812,221

(1)The B-4 Term Loan and the B-6 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
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
(4)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of June 30, 2025.
Refer to Note 2, Note 11, Note 12, and Note 13 to our consolidated financial statements for additional discussion of our
Term Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of June 30, 2025 (amounts
in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)(6)	$9,484,691	£2,563,092	€2,304,801	$2,080,213
Floating rate portfolio financings(2)(4)(6)(7)	(7,317,673)	(2,041,146)	(1,642,912)	(1,669,223)
Floating rate corporate financings(8)	(2,210,747)	—	—	—
Net floating rate exposure	$(43,729)	£521,946	€661,889	$410,990
Net floating rate exposure in USD(9)	$(43,729)	$716,736	$780,169	$410,990

(1)Includes Australian Dollar, Canadian Dollar, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Excludes $1.7 billion of floating rate impaired loans.
(4)Excludes $50.0 million of loan participations sold, as of June 30, 2025. Our loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(5)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’
exposure to an increase in interest rates.
(6)Excludes amounts related to our investments in unconsolidated entities.
(7)Includes amounts outstanding under secured debt, securitizations, and asset-specific debt.
(8)Includes amounts outstanding under Term Loans and the December 2024 Senior Secured Notes. In connection with the issuance of the December 2024 Senior Secured Notes, we entered into an interest rate swap with a notional amount of $450.0 million to effectively convert our fixed rate exposure to floating rate exposure for such notes.
(9)Represents the U.S. dollar equivalent as of June 30, 2025.
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. During the six months ended June 30, 2025, interest rate caps on $4.4 billion of performing loans, with a 4.0% weighted-average strike price, expired and 97% were replaced with new interest rate caps, with a weighted-average strike price of 4.0%, or interest guarantees.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended
June 30, 2025 and March 31, 2025 ($ in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2025	March 31, 2025	$
Income from loans and other investments
Interest and related income	$359,537	$332,057	$27,480
Less: Interest and related expenses	264,727	242,233	22,494
Income from loans and other investments, net	94,810	89,824	4,986
Revenue from real estate owned	38,812	37,033	1,779
Other income	231	90	141
Total net revenues	133,853	126,947	6,906
Expenses
Management and incentive fees	17,036	17,235	(199)
General and administrative expenses	13,526	12,664	862
Expenses from real estate owned	47,796	46,302	1,494
Total expenses	78,358	76,201	2,157
Increase in current expected credit loss reserve	(45,593)	(49,505)	3,912
Loss from unconsolidated entities	(2,015)	(874)	(1,141)
Income before income taxes	7,887	367	7,520
Income tax provision	903	718	185
Net income (loss)	6,984	(351)	7,335
Net income attributable to non-controlling interests	(15)	(6)	(9)
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$6,969	$(357)	$7,326
Net income (loss) per share of common stock, basic and diluted	$0.04	$(0.00)	$0.04

Weighted-average shares of common stock outstanding, basic and diluted	171,893,905	172,004,888	(110,983)
Dividends declared per share	$0.47	$0.47	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $5.0 million during the three months ended June 30, 2025 compared to the three months ended March 31, 2025. The increase was primarily due to an increase in the weighted-
average principal balance of our loan portfolio by $1.6 billion during the three months ended June 30, 2025. This was partially offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by
$1.4 billion for the three months ended June 30, 2025 compared to the three months ended March 31, 2025.
Revenue from real estate owned
Revenue from REO increased by $1.8 million during the three months ended June 30, 2025 compared to the three months ended March 31, 2025. The increase was primarily due to the acquisition of one additional REO asset in February, as the three months ended June 30, 2025 reflected a full quarter of income recognition compared to a partial period during the three months ended March 31, 2025.

Other income
Other income relates to origination, servicing, and other fees recognized in connection with our Agency Multifamily
Lending Partnership. Other income increased by $141,000 during the three months ended June 30, 2025 compared to the three months ended March 31, 2025, as a result of the referral of one loan pursuant to the Agency Multifamily Lending
Partnership during the three months ended June 30, 2025 that was originated and sold by MTRCC, with no corresponding loan referrals during the three months ended March 31, 2025.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from real estate owned, and other expenses. Expenses increased by $2.2 million during the three months ended June 30,
2025 compared to the three months ended March 31, 2025 primarily due to (i) a $1.5 million increase in expenses from real estate owned as a result of the acquisition of one additional REO asset in February, as the three months ended June 30,
2025 reflected a full quarter of expense recognition compared to a partial period during the three months ended March 31,
2025, and (ii) an $862,000 increase in general and administrative expenses, primarily due to additional professional services expenses and an increase in non-cash restricted stock amortization as a result of an accelerated vesting.
Changes in current expected credit loss reserve
During the three months ended June 30, 2025, we recorded a $45.6 million increase in our CECL reserves, as compared to a $49.5 million increase during the three months ended March 31, 2025. The increase during the three months ended
June 30, 2025 is primarily due to a $48.4 million increase in our asset-specific CECL reserves, primarily due to two additional loans that were impaired during the three months ended June 30, 2025, of which one is secured by a life sciences / studio property and the other is secured by an office asset. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This increase was partially offset by a
$4.1 million decrease in our general CECL reserves driven by a continued improvement in the credit quality of our current portfolio as well as macroeconomic conditions.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of June 30, 2025.
Loss from unconsolidated entities
During the three months ended June 30, 2025, we recorded a $2.0 million loss from unconsolidated entities compared to an
$874,000 loss during the three months ended March 31, 2025. This increase was primarily due to our share of the acquisition costs incurred by our Bank Loan Portfolio Joint Venture in June 2025. This was offset by additional income generated from new investments in the Net Lease Joint Venture during the three months ended June 30, 2025.
Income tax provision
The income tax provision increased by $185,000 during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 primarily due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During both the three months ended June 30, 2025 and March 31, 2025, we declared dividends of $0.47 per share, or
$80.6 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the six months ended
June 30, 2025 and 2024 ($ in thousands, except per share data):

	Six Months Ended June 30,		Change
	2025	2024	$
Income from loans and other investments
Interest and related income	$691,594	$952,275	$(260,681)
Less: Interest and related expenses	506,960	683,110	(176,150)
Income from loans and other investments, net	184,634	269,165	(84,531)
Revenue from real estate owned	75,845	—	75,845
Other income	321	—	321
Gain on extinguishment of debt	—	2,963	(2,963)
Total net revenues	260,800	272,128	(11,328)
Expenses
Management and incentive fees	34,271	37,653	(3,382)
General and administrative expenses	26,190	27,388	(1,198)
Expenses from real estate owned	94,098	963	93,135
Total expenses	154,559	66,004	88,555
Increase in current expected credit loss reserve	(95,098)	(387,277)	292,179
Loss from unconsolidated entities	(2,889)	—	(2,889)
Income (loss) before income taxes	8,254	(181,153)	189,407
Income tax provision	1,621	2,219	(598)
Net income (loss)	6,633	(183,372)	190,005
Net income attributable to non-controlling interests	(21)	(1,523)	1,502
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$6,612	$(184,895)	$191,507
Net income (loss) per share of common stock, basic and diluted	$0.04	$(1.06)	$1.10

Weighted-average shares of common stock outstanding, basic and diluted	171,949,090	174,004,464	(2,055)
Dividends declared per share	$0.94	$1.24	$(0.30)
Income from loans and other investments, net
Income from loans and other investments, net decreased $84.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to (i) a decrease in average floating rate indices during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, (ii) a decrease in the weighted-average principal balance of our loan portfolio by $4.4 billion during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, and (iii) a decline in interest income related to additional loans accounted for under the cost-recovery method or loans that are now accounted for as REO assets during the six months ended
June 30, 2025 compared to the six months ended June 30, 2024. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $3.1 billion during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Revenue from real estate owned
Revenue from REO increased by $75.8 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the acquisition of seven additional REO assets.
Gain on extinguishment of debt
Gain on extinguishment of debt decreased by $3.0 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. There was no debt repurchase activity during the six months ended June 30, 2025. During the six months ended June 30, 2024 we recognized a gain on extinguishment of debt of $3.0 million related to the repurchase of an aggregate principal amount of $26.2 million of our senior secured notes due 2027 at a weighted-average price of
88%.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from real estate owned, and other expenses. Expenses increased by $88.6 million during the six months ended June 30,
2025 compared to the six months ended June 30, 2024, primarily due to a $93.1 million increase in expenses from real estate owned, which relates to REO operating expenses and amortization and depreciation of REO assets. The increase was due to the acquisition of seven additional REO assets. This was partially offset by (i) a $3.4 million decrease in management fees payable to our Manager, driven primarily by lower Distributable Earnings, and (ii) a $1.2 million decrease in general and administrative expenses primarily due to a $1.8 million decrease in non-cash restricted stock amortization related to shares awarded under our long-term incentive plans.
Changes in current expected credit loss reserve
During the six months ended June 30, 2025, we recorded a $95.1 million increase in our CECL reserves, as compared to a
$387.3 million increase during the six months ended June 30, 2024. The increase during the six months ended June 30,
2025 is primarily due to an increase in our asset-specific CECL reserves, primarily as a result of three additional loans that were impaired during the six months ended June 30, 2025, two of which were secured by office assets, and one of which was secured by a life sciences / studio asset. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii)
discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. Additionally, we recorded an increase in our general CECL reserves as a result of net portfolio growth, as well as changes in the historical loss rate.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of June 30, 2025.
Loss from unconsolidated entities
Loss from unconsolidated entities of $2.9 million represents our share of the acquisition costs incurred by our Bank Loan
Portfolio Joint Venture that acquired a portfolio of commercial mortgage loans in June 2025, as well as our share of the loss incurred by the Net Lease Joint Venture during the six months ended June 30, 2025. There was no income or loss from unconsolidated entities during the six months ended June 30, 2024.
Income tax provision
The income tax provision decreased by $598,000 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the six months ended June 30, 2025, we declared dividends of $0.94 per share, or $161.3 million in aggregate.
During the six months ended June 30, 2024, we declared dividends of $1.24 per share, or $215.3 million in aggregate.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of June 30, 2025, our capitalization structure included $3.6 billion of common equity, $2.8 billion of corporate debt, and $13.7 billion of asset-level financings. Our $2.8 billion of corporate debt includes $1.8 billion of Term Loan borrowings, $785.3 million of Senior Secured Notes, and $266.2 million of
Convertible Notes. Our $13.7 billion of asset-level financings includes $10.7 billion of secured debt, $2.5 billion of securitizations, and $529.9 million of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of June 30, 2025, we had $1.1 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 7, 8, 9, 10, 11, 12, and 13 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and
Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2025	December 31, 2024
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.8x	3.5x
Adjusted debt-to-equity ratio(3)	3.1x	3.0x
Total leverage ratios(1)
Total leverage ratio(4)	4.5x	4.0x
Adjusted total leverage ratio(5)	3.7x	3.4x

(1)The debt and leverage amounts included in the calculations above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.
(2)Represents, in each case at period end, the ratio of (i) total outstanding secured debt, asset-specific debt, Term
Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) total equity.
(3)Represents, in each case at period end, the ratio of (i) total outstanding secured debt, asset-specific debt, Term
Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) Adjusted Equity. Adjusted Equity is a non-
GAAP financial measure. Refer to “Adjusted Debt-to-Equity Ratio and Adjusted Total Leverage Ratio” below for the definition of Adjusted Equity and a reconciliation to total equity.
(4)Represents, in each case at period end, the ratio of (i) total outstanding secured debt, securitizations, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) total equity.
(5)Represents, in each case at period end, the ratio of (i) total outstanding secured debt, securitizations, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) Adjusted Equity. Adjusted Equity is a non-GAAP financial measure. Refer to “Adjusted Debt-to-Equity Ratio and Adjusted Total Leverage Ratio” below for the definition of Adjusted Equity and a reconciliation to total equity.
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
The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	June 30, 2025	December 31, 2024
Total equity	$3,623,537	$3,794,189
Add back: aggregate CECL reserves	754,711	746,495
Adjusted Equity	$4,378,248	$4,540,684
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$388,049	$323,483
Available borrowings under secured debt	697,941	1,111,206
Loan principal payments held by servicer, net(1)	52,459	74,313
	$1,138,449	$1,509,002

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the six months ended June 30, 2025, we generated cash flow from operating activities of $157.7 million and received $3.4 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through provisions of certain of our CLOs, which allow us to effectively replace a repaid loan in the CLO by replenishment, increasing the principal amount of existing CLO collateral assets, or reinvestment, purchasing an equal amount of new eligible CLO collateral, to maintain the aggregate amount of collateral assets in the
CLO, and the related financing outstanding.
We have access to further liquidity through public and private offerings of equity and debt securities, syndicated term loans, and similar transactions. To facilitate public offerings, in July 2022, we filed a shelf registration statement with the
SEC that is effective for a term of three years and expires in July 2025. We intend to file a new shelf registration statement with a three-year effective period shortly following the expiration of our existing shelf registration statement. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include:
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which
9,967,334 shares of class A common stock were available for issuance as of June 30, 2025, and our “at the market” stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class
A common stock as of June 30, 2025. Refer to Note 15 to our consolidated financial statements for additional details.
Uses of Liquidity
In addition to funding our lending and other investment activity and our general operating expenses, our primary uses of liquidity include interest and principal payments with respect to our $10.7 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes.
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
During the six months ended June 30, 2025, we repurchased 1,794,936 shares of class A common stock at a weighted-
average price per share of $17.63, for a total cost of $31.6 million. As of June 30, 2025, the amount remaining available for repurchases under the program was $89.2 million.
From time to time we have repurchased and may continue to repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
As of June 30, 2025, we had unfunded commitments of $1.4 billion related to 58 loans receivable and $666.1 million of committed or identified financing for those commitments resulting in net unfunded commitments of $746.0 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.6 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2025 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,412,084	$234,885	$728,390	$438,184	$10,625
Principal repayments under secured debt(3)	10,693,596	2,003,977	5,749,576	2,940,043	—
Principal repayments under asset-specific debt(3)	529,867	—	—	529,867	—
Principal repayments of term loans(4)	1,760,748	319,751	20,968	424,072	995,957
Principal repayments of senior secured notes	785,316	—	335,316	450,000	—
Principal repayments of convertible notes(5)	266,157	—	266,157	—	—
Interest payments(3)(6)	2,286,919	812,951	968,995	470,296	34,677
Total(7)	$17,734,687	$3,371,564	$8,069,402	$5,252,462	$1,041,259

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
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of
June 30, 2025 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.5 billion of consolidated securitized debt obligations and $50.0 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by operating activities	$157,749	$194,793
Cash flows (used in) provided by investing activities	(231,088)	864,368
Cash flows provided by (used in) financing activities	129,200	(1,032,778)
Net increase in cash and cash equivalents	$55,861	$26,383
We experienced a net increase in cash and cash equivalents of $55.9 million for the six months ended June 30, 2025, compared to a net increase of $26.4 million for the six months ended June 30, 2024. During the six months ended June 30,
2025, we (i) received $3.4 billion from loan principal collections and sales proceeds, (ii) received $831.3 million of net proceeds from the issuance of a securitized debt obligation, and (iii) received a net $453.4 million under our secured debt borrowings. Also, during the six months ended June 30, 2025, we (i) funded $3.4 billion of loans, (ii) repaid a net
$705.6 million of asset-specific financings, (iii) repaid $169.9 million of securitized debt obligations, (iv) paid
$161.9 million of dividends on our class A common stock, (v) invested $107.7 million in unconsolidated entities, and (vi)
paid $31.7 million to repurchase shares of our class A common stock.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2025 and December 31, 2024, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income.
Refer to Note 17 to our consolidated financial statements for additional discussion of our income taxes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. We evaluated our critical accounting policies and believe them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions:

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
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2025.
Within this database, we focused our historical loss reference calculations on the most relevant subset of available
CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-
over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2025.
•Impairment: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance,
(ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserves by applying the practical expedient for collateral dependent loans. The CECL reserves are assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge off the impairment losses in our consolidated financial statements prepared in accordance with GAAP if and when such amounts are deemed non-
recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
These assumptions vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve.
The sensitivity of each assumption and its impact on the CECL reserves may change over time and from period to period.

During the six months ended June 30, 2025, our CECL reserves increased by $8.2 million, bringing our total reserves to
$754.7 million as of June 30, 2025. See Notes 2 and 3 to our consolidated financial statements for further discussion of our
CECL reserves.
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
As of June 30, 2025, we had eight REO assets which were all classified as held for investment.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2025 ($ in millions):

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)		Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Mixed-Use	Dublin, IE	8/14/2019	$1,059	$1,007	$1,005		+3.20%	+3.95%	1/29/2027	$281 / sqft	74%	3
2	Hospitality	Diversified, AU	6/24/2022	871	871	865		+4.75%	+4.93%	6/21/2030	$396 / sqft	59%	3
3	Mixed-Use	Diversified, Spain	3/22/2018	563	563	563		+3.25%	+3.31%	3/15/2026	n / a	71%	4
4	Industrial	Diversified, SE	3/30/2021	504	504	503		+3.20%	+3.41%	5/15/2026	$95 / sqft	76%	2
5	Self-Storage	Diversified, CAN	2/20/2025	459	459	459		+3.50%	+3.50%	2/9/2030	$160 / sqft	58%	2
6	Mixed-Use	Austin	6/28/2022	675	454	449		+4.60%	+5.07%	7/9/2029	$377 / sqft	53%	3
7	Mixed-Use	New York	12/9/2021	385	381	381		+2.76%	+3.00%	12/9/2026	$131 / sqft	50%	3
8	Industrial	Diversified, UK	4/7/2025	357	357	356		+2.55%	+2.88%	4/7/2030	$369 / sqft	67%	3
9	Multifamily	London, UK	12/23/2021	354	354	350		+4.25%	+4.95%	6/24/2028	$391,231 / unit	59%	3
10	Hospitality	Diversified, EUR	7/15/2021	339	339	339		+4.25%	+4.76%	7/16/2026	$259,296 / key	53%	3
11	Office	Chicago	12/11/2018	356	324	326		+1.75%	+1.75%	12/9/2026	$272 / sqft	78%	4
12	Industrial	Diversified, UK	5/6/2022	310	310	310		+3.50%	+3.79%	5/6/2027	$98 / sqft	53%	2
13	Industrial	Diversified, UK	5/15/2025	310	310	310		+2.70%	+2.89%	5/15/2028	$149 / sqft	69%	3
14	Other	Diversified, UK	1/11/2019	296	296	295		+5.15%	+5.06%	6/14/2028	$292 / sqft	74%	3
15	Hospitality	New York	11/30/2018	291	291	247		+2.54%	+2.54%	8/9/2025	$311,724 / key	n/m	5
16	Office	Washington, DC	9/29/2021	293	288	288		+2.81%	+3.07%	10/9/2026	$375 / sqft	66%	2
17	Office	Seattle	1/26/2022	338	275	274		+4.10%	+4.74%	2/9/2027	$576 / sqft	56%	3
18	Multifamily	Dallas	9/30/2021	275	275	274		+2.61%	+3.10%	9/30/2026	$145,117 / unit	74%	3
19	Multifamily	New York	2/27/2020	273	272	272		+2.70%	+2.83%	1/9/2027	$597,976 / unit	59%	3
20	Multifamily	Dallas	9/14/2021	253	253	252		+2.61%	+3.07%	9/14/2026	$204,586 / unit	72%	3
21	Office	New York	4/11/2018	243	243	242		+2.25%	+2.62%	3/7/2028	$308 / sqft	52%	4
22	Multifamily	London, UK	7/16/2021	251	242	242		+3.25%	+3.51%	2/15/2027	$248,766 / unit	69%	3
23	Multifamily	Reno	2/23/2022	245	235	235		+2.60%	+2.84%	3/9/2027	$218,349 / unit	74%	3
24	Office	Berlin, DEU	6/27/2019	261	226	226		+1.00%	+1.13%	6/6/2030	$474 / sqft	62%	4
25	Office	London, UK	6/28/2019	225	225	225		+4.00%	+4.93%	6/26/2026	$544 / sqft	71%	3
26	Mixed-Use	New York	12/22/2016	252	222	216		+10.50%	+10.50%	6/9/2028	$313 / sqft	n/m	5
27	Industrial	Diversified, UK	3/28/2025	210	210	208		+2.45%	+2.74%	3/28/2030	$131 / sqft	69%	3
28	Industrial	Diversified, UK	4/11/2025	206	206	204		+2.40%	+2.77%	4/11/2030	$118 / sqft	69%	3
29	Multifamily	Boca Raton	9/30/2021	195	195	195	(7)	+7.96%	+7.96%	10/9/2026	$396,175 / unit	58%	3
30	Retail	Diversified, UK	3/9/2022	185	185	185		+2.95%	+3.17%	8/15/2027	$158 / sqft	55%	2

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)		All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Hospitality	Diversified, Spain	9/30/2021	$202	$185	$185	+4.00%		+4.67%	9/30/2026	$159,716 / key	60%	3
32	Office	New York	7/23/2021	244	184	184	-1.30%	(8)	-0.92%	8/9/2028	$596 / sqft	53%	4
33	Office	Denver	2/15/2022	191	182	167	+2.90%		+2.90%	3/9/2027	$363 / sqft	n/m	5
34	Life Sciences	Boston	5/13/2021	199	179	179	+3.66%		+3.66%	6/9/2026	$904 / sqft	n/m	5
35	Multifamily	Dallas	1/27/2022	178	178	179	+3.10%		+5.92%	2/9/2027	$116,020 / unit	71%	4
36	Industrial	Diversified, US	2/13/2025	185	165	164	+3.10%		+3.48%	3/9/2030	$700,554 / acre	62%	3
37	Office	Atlanta	5/27/2021	184	163	162	+2.31%		+2.31%	6/9/2026	$137 / sqft	n/m	5
38	Hospitality	Los Angeles	3/7/2022	156	156	156	+3.45%		+3.66%	6/9/2026	$624,000 / key	64%	3
39	Self-Storage	London, UK	11/18/2021	155	155	155	+3.25%		+3.51%	11/18/2026	$198 / sqft	65%	2
40	Hospitality	New York	6/4/2018	153	153	153	+4.00%		+4.46%	9/9/2025	$251,647 / key	52%	2
41	Office	Fort Lauderdale	1/7/2022	155	152	152	+3.70%		+3.94%	1/9/2027	$392 / sqft	55%	1
42	Multifamily	Dublin, IE	12/15/2021	148	146	146	+2.75%		+3.00%	12/9/2026	$365,521 / unit	79%	3
43	Multifamily	San Jose	4/2/2025	182	143	142	+2.35%		+2.76%	4/9/2030	$305,983 / unit	67%	3
44	Multifamily	Manchester, UK	6/30/2025	143	143	142	+2.30%		+2.65%	6/30/2029	$306,465 / unit	63%	3
45	Multifamily	Diversified, AU	1/10/2025	142	142	140	+3.85%		+4.52%	1/10/2028	$426,179 / unit	76%	3
46	Office	London, UK	12/20/2019	140	140	140	4.00%		4.00%	3/31/2029	$711 / sqft	68%	4
47	Mixed-Use	New York	1/17/2020	183	138	137	+3.12%		+3.44%	2/9/2028	$114 / sqft	43%	3
48	Office	Diversified, UK	11/23/2018	137	137	136	+3.50%		+3.74%	11/15/2029	$1,012 / sqft	50%	3
49	Industrial	Diversified, EUR	6/5/2025	135	135	134	+2.70%		+2.97%	7/19/2030	$68 / sqft	70%	3
50	Office	Miami	12/10/2021	135	135	135	+3.11%		+3.36%	1/9/2027	$452 / sqft	49%	2
51	Office	San Jose	8/24/2021	156	133	133	+2.71%		+2.71%	9/9/2026	$318 / sqft	n/m	5
52	Office	Miami	3/28/2022	130	127	127	+2.55%		+2.79%	4/9/2027	$335 / sqft	69%	3
53	Multifamily	San Bernardino	9/14/2021	128	127	127	+2.81%		+3.05%	10/9/2026	$255,362 / unit	75%	3
54	Multifamily	Miami	11/27/2024	125	125	124	+2.80%		+3.17%	12/9/2029	$260,417 / unit	71%	3
55	Retail	San Diego	8/27/2021	122	121	121	+3.11%		+3.35%	9/9/2026	$459 / sqft	58%	3
56	Multifamily	Miami	6/1/2021	120	120	120	+2.96%		+3.32%	6/9/2026	$298,507 / unit	61%	2
57	Multifamily	Diversified, UK	3/29/2021	119	119	119	+4.02%		+4.28%	3/29/2026	$52,038 / unit	61%	3
58	Office	Houston	7/15/2019	136	116	116	+3.01%		+3.22%	8/9/2028	$210 / sqft	58%	4
59	Multifamily	Phoenix	12/29/2021	110	110	110	+2.85%		+3.02%	1/9/2027	$189,003 / unit	64%	3
60	Mixed-Use	New York	3/10/2020	109	109	109	+3.00%		+3.00%	7/11/2029	$667 / sqft	48%	2

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Hospitality	Napa Valley	4/29/2022	$106	$106	$106	+3.50%	+3.85%	2/18/2027	$1,116,719 / key	66%	3
62	Studio	Los Angeles	6/28/2019	106	106	105	+3.75%	+4.03%	2/1/2026	$531 / sqft	48%	3
63	Multifamily	Tampa	2/15/2022	106	106	105	+2.85%	+3.11%	3/9/2027	$241,972 / unit	73%	2
64	Office	Orange County	8/31/2017	105	105	105	+2.62%	+2.62%	9/9/2026	$162 / sqft	58%	4
65	Office	Minneapolis	11/27/2019	104	102	96	+7.86%	+7.86%	9/6/2025	$93 / sqft	n/m	5
66	Office	Chicago	9/30/2021	101	101	101	5.00%	5.00%	10/9/2029	$112 / sqft	43%	4
67	Multifamily	Diversified, NL	3/27/2025	101	101	100	+2.70%	+2.97%	3/31/2028	$121,567 / unit	62%	2
68	Hospitality	Honolulu	1/30/2020	99	99	99	+3.50%	+3.66%	2/9/2027	$270,109 / key	63%	3
69	Industrial	New York	6/18/2021	99	99	99	+2.71%	+2.95%	7/9/2026	$51 / sqft	55%	1
70	Hospitality	Honolulu	3/13/2018	98	98	98	+3.11%	+3.36%	4/9/2027	$152,536 / key	50%	3
71	Industrial	Diversified, BE	3/7/2025	111	98	97	+2.75%	+3.32%	3/7/2030	$41 / sqft	57%	3
72	Multifamily	Miami	3/29/2022	97	97	98	+1.80%	+2.00%	4/9/2027	$271,118 / unit	75%	4
73	Multifamily	San Antonio	3/20/2025	97	97	96	+2.80%	+3.16%	4/9/2030	$449,074 / unit	72%	3
74	Multifamily	Phoenix	10/1/2021	97	97	97	+1.86%	+2.79%	10/1/2026	$223,811 / unit	77%	4
75	Multifamily	Philadelphia	10/28/2021	96	96	95	+3.00%	+3.24%	11/9/2026	$352,399 / unit	79%	3
76	Office	Washington, DC	12/21/2021	103	94	94	+2.70%	+2.94%	1/9/2027	$322 / sqft	68%	3
77	Multifamily	Orlando	10/27/2021	93	93	93	+2.61%	+2.81%	11/9/2026	$155,612 / unit	75%	3
78	Multifamily	Seattle	9/13/2024	94	93	92	+3.25%	+4.11%	11/9/2027	$500,796 / unit	68%	3
79	Hospitality	Boston	3/3/2022	92	92	92	+2.75%	+2.99%	3/9/2027	$418,182 / key	64%	2
80	Industrial	Diversified, US	5/22/2025	115	90	89	+3.00%	+3.41%	6/9/2030	$113 / acre	56%	3
81	Mixed-Use	San Francisco	6/14/2022	106	88	88	+2.95%	+3.84%	7/9/2027	$182 / sqft	76%	4
82	Hospitality	San Francisco	10/16/2018	88	88	88	+7.36%	+7.36%	5/9/2025	$191,807 / key	n/m	5
83	Industrial	Dublin, IE	8/17/2022	84	83	83	+3.35%	+3.86%	8/17/2027	$132 / sqft	72%	2
84	Multifamily	Charlotte	7/29/2021	82	82	82	+2.76%	+3.01%	8/9/2026	$223,735 / unit	78%	3
85	Hospitality	Diversified, US	8/27/2021	79	79	78	+4.35%	+4.59%	9/9/2026	$116,587 / key	67%	3
86	Multifamily	Tampa	12/21/2021	74	74	74	+2.70%	+2.94%	1/9/2027	$217,353 / unit	77%	3
87	Retail	Utrecht, NL	5/30/2025	74	74	73	+2.80%	+3.16%	5/30/2030	$174 / sqft	62%	3
88	Hospitality	London, UK	8/16/2022	73	73	72	+4.75%	+5.19%	8/16/2027	$539,108 / key	64%	3
89	Multifamily	Tacoma	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	$209,864 / unit	70%	3
90	Multifamily	Las Vegas	3/31/2022	68	68	68	+2.80%	+3.04%	4/9/2027	$149,295 / unit	71%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Multifamily	Salt Lake City	7/30/2021	$62	$62	$62	+2.86%	+3.06%	8/9/2026	$224,185 / unit	73%	3
92	Office	Los Angeles	4/6/2021	62	62	62	6.00%	6.00%	1/9/2030	$254 / sqft	65%	3
93	Office	Nashville	6/30/2021	65	61	61	+2.95%	+3.20%	7/9/2026	$252 / sqft	71%	4
94	Hospitality	Bermuda	4/26/2024	69	61	61	+4.95%	+5.62%	5/9/2029	$693,780 / key	39%	2
95	Office	Fort Lauderdale	12/10/2020	61	60	60	+3.30%	+3.54%	1/9/2026	$209 / sqft	68%	3
96	Multifamily	Phoenix	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	$209,601 / unit	69%	3
97	Office	Miami	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	$122 / sqft	65%	3
98	Office	New York	5/28/2025	68	56	55	+3.25%	+3.66%	6/9/2030	$364 / sqft	60%	3
99	Industrial	Minneapolis	12/12/2024	61	56	55	+2.85%	+3.23%	1/9/2030	$79 / sqft	59%	3
100	Multifamily	Atlanta	3/6/2025	55	55	55	+2.75%	+3.11%	3/9/2030	$187,075 / unit	66%	3
101	Office	Denver	8/5/2021	56	54	54	+2.96%	+3.21%	8/9/2026	$205 / sqft	70%	3
102	Office	Denver	4/7/2022	57	54	54	+3.25%	+3.50%	4/9/2027	$158 / sqft	59%	3
103	Industrial	Diversified, US	12/14/2018	54	54	54	+3.01%	+3.35%	1/9/2026	$40 / sqft	57%	1
104	Multifamily	Los Angeles	7/28/2021	53	53	53	+2.75%	+2.99%	8/9/2026	$303,097 / unit	71%	3
105	Office	Los Angeles	8/22/2019	53	53	53	+2.66%	+2.91%	3/9/2027	$304 / sqft	63%	4
106	Self-Storage	Diversified, US	2/18/2025	53	53	52	+3.10%	+3.47%	3/9/2030	$92 / sqft	67%	3
107	Multifamily	Denver	3/19/2025	51	51	51	+2.60%	+2.92%	5/9/2030	$221,739 / unit	64%	3
108	Hospitality	Waimea	2/27/2025	50	50	50	+2.80%	+2.92%	2/9/2030	$823,353 / key	52%	3
109	Multifamily	Los Angeles	7/20/2021	48	48	48	+2.86%	+3.11%	8/9/2026	$366,412 / unit	60%	3
110	Retail	Chicago	11/30/2016	55	46	46	+3.33%	+3.82%	12/9/2025	$804 / sqft	54%	4
111	Multifamily	Columbus	12/8/2021	48	44	44	+2.75%	+2.96%	12/9/2026	$143,150 / unit	69%	2
112	Multifamily	Dallas	12/29/2021	43	43	43	+3.05%	+3.24%	1/1/2027	$144,167 / unit	73%	3
113	Multifamily	Las Vegas	7/29/2021	42	42	42	+2.86%	+3.06%	8/9/2026	$167,113 / unit	72%	2
114	Multifamily	Las Vegas	3/31/2022	39	39	39	+2.80%	+3.04%	4/9/2027	$155,163 / unit	72%	3
115	Multifamily	Austin	2/26/2021	36	36	36	+3.50%	+3.74%	3/9/2026	$196,228 / unit	64%	1
116	Multifamily	New York	12/23/2021	35	35	35	+1.71%	+2.61%	11/15/2025	$171,269 / unit	68%	1
117	Multifamily	Los Angeles	3/1/2022	35	35	35	+3.00%	+3.24%	3/9/2027	$372,340 / unit	72%	3
118	Office	Diversified, AU	5/8/2025	35	35	35	+3.80%	+3.98%	5/8/2028	$396 / sqft	75%	3
119	Office	New York	12/23/2021	35	35	35	+3.11%	+3.33%	2/1/2026	$247 / sqft	30%	1
120	Multifamily	Corvallis	12/23/2021	35	35	35	+2.76%	+2.93%	10/23/2025	$96,273 / unit	71%	1

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Office	Atlanta	5/27/2025	$41	$34	$33	+3.65%	+4.00%	6/9/2030	$115 / sqft	39%	3
122	Mixed-Use	New York	6/25/2025	221	33	31	+3.75%	+4.43%	12/25/2028	$58,581 / unit	44%	3
123	Multifamily	Chicago	11/19/2020	38	32	32	+3.50%	+3.76%	12/9/2025	$184,388 / unit	53%	1
124	Multifamily	Atlanta	11/3/2021	32	32	32	+2.71%	+2.96%	11/9/2026	$182,093 / unit	53%	3
125	Office	Austin	4/15/2021	36	32	32	+3.06%	+3.06%	12/9/2029	$153 / sqft	40%	3
126	Multifamily	Melbourne, AU	8/26/2022	28	28	27	+4.50%	+4.94%	6/23/2029	$294,045 / unit	68%	3
127	Mixed-Use	New York	2/21/2025	24	24	24	+3.25%	+3.52%	3/9/2030	$775 / sqft	59%	3
128	Hospitality	Atlanta	10/1/2019	23	23	23	+3.80%	+4.03%	10/9/2025	$129,442 / key	74%	3
129	Multifamily	Las Vegas	8/4/2021	22	22	22	+2.86%	+3.13%	8/9/2026	$180,000 / unit	73%	3
130	Multifamily	Atlanta	5/9/2025	21	21	21	+2.85%	+2.94%	5/9/2030	$205,882 / unit	65%	3
131	Multifamily	Melbourne, AU	6/13/2025	240	0	(2)	+4.75%	+7.76%	6/13/2029	$0 / unit	76%	3
Subtotal: Senior loan portfolio				$20,506	$19,196	$19,067	+3.24	+3.59	2.3 yrs		64%	3.1

Subordinate Loan Portfolio(9)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
132	Office	Chicago	9/30/2021	143	110	110	n/m %	n/m %	10/9/2029	$262 / sqft	n/m	5
133	Office	Los Angeles	11/22/2019	123	107	107	+2.50%	+2.50%	12/9/2027	$785 / sqft	69%	4
134	Office	New York	5/1/2018	102	102	86	n/m %	n/m %	3/7/2028	$466 / sqft	n/m	5
135	Industrial	Diversified, US	3/10/2025	60	60	60	+5.00%	+5.12%	3/9/2030	$178 / sqft	70%	3
136	Office	Orange County	8/31/2017	64	57	40	n/m %	n/m %	9/9/2026	$327 / sqft	n/m	5
137	Life Sciences	San Francisco	11/10/2021	72	57	57	+8.71%	+8.93%	12/9/2026	$528 / sqft	66%	4
138	Multifamily	Miami	3/29/2022	47	45	45	+8.70%	+9.52%	4/9/2027	$380,633 / unit	72%	3
139	Mixed-Use	New York	3/10/2020	35	35	34	n/m %	n/m %	7/11/2029	$1,007 / sqft	n/m	5
140	Multifamily	Los Angeles	12/30/2021	46	34	33	+8.80%	+9.90%	1/9/2028	$482,935 / unit	50%	3
141	Office	Austin	4/15/2021	24	24	20	n/m %	n/m %	12/9/2029	$270 / sqft	n/m	5
142	Mixed-Use	New York	5/20/2025	28	17	17	10.00%	10.06%	10/1/2034	$1,038 / sqft	59%	3
143	Hospitality	Miami	5/2/2025	23	17	16	+9.50%	+10.33%	5/9/2030	$1,403,393 / key	53%	3
144	Office	London, UK	12/20/2019	14	14	14	n/m %	n/m %	3/31/2029	$711 / sqft	n/m	5
Subtotal: subordinate loan portfolio				$781	$679	$639	+5.78	+6.09	2.9 yrs		67%	4.3

Subtotal: loans receivable portfolio				$21,286	$19,875	$19,706
Total CECL reserve						(741)
Total loans receivable portfolio				$21,286	$19,875	$18,965	+3.30%	+3.57%	2.3 yrs		64%	3.1

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
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR,
CORRA, and other indices as applicable to each loan. As of June 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to
SOFR. The remaining 2% of our loans by principal balance earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised; however, our loans may be repaid prior to such date. Excludes loans accounted for under the cost-
recovery and nonaccrual methods, if any.
(7)The net book value of these loans includes junior loan interests that we have sold, but that remain included in our consolidated financial statements.
(8)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 3.02% as of June 30, 2025.
(9)Subordinate loans include: (i) loans in which we have previously originated a whole loan and sold a senior mortgage interest to a third party, resulting in these subordinate interests in mortgages, (ii) mezzanine loans, and (iii) the subordinate portion of loans that have been modified that have resulted in a restructured senior loan and subordinate loan.
(10)These subordinate loans are the result of a loan modification which resulted in a restructured senior loan and a subordinate loan. All of the subordinate loans are accounted for under the cost-recovery method.

VII. REO Asset Details
The following table provides details of our REO asset as of June 30, 2025 ($ in thousands):

	Acquisition Date	Location	Property Type	Acquisition Date Fair Value	SQFT / Units / Keys
1	March 2024	Mountain View, CA	Office	$60,203	150,507 sqft
2	July 2024	San Antonio, TX	Multifamily	33,607	388 units
3	September 2024	Burlington, MA	Office	64,628	379,018 sqft
4	October 2024	Washington, DC	Office	107,016	892,480 sqft
5	December 2024	San Francisco, CA	Hospitality	201,530	686 keys
6	December 2024	El Segundo, CA	Office	145,363	494,532 sqft
7	December 2024	Denver, CO	Office	33,337	170,304 sqft
8	February 2025	Chicago, IL	Office	45,045	517,115 sqft
				$690,729

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, presented net of implied changes in incentive fees, for the twelve-month period following June 30, 2025, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended June 30, 2025 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of June 30, 2025(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)	$17,801,211	$71,068	$142,272	$(70,708)	$(135,774)
Floating rate liabilities(5)(7)	(15,937,045)	(63,948)	(127,896)	63,859	127,671
Net exposure	$1,864,166	$7,120	$14,376	$(6,849)	$(8,103)

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
(4)Excludes $1.7 billion of floating rate impaired loans.
(5)Excludes a $50.0 million loan participation sold, which is structurally non-recourse and term-matched to the corresponding loan, and has no impact on our net floating rate exposure.
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
Investment Portfolio Value
As of June 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of June 30, 2025, 92% of our performing loans had interest rate caps, with a weighted-average strike price of 3.6%, or interest guarantees. During the six months ended June 30, 2025, interest rate caps on $4.4 billion of performing loans, with a 4.0% weighted-average strike price, expired and 97% were replaced with new interest rate caps, with a weighted-average strike price of 4.0%, or interest guarantees.

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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of June 30, 2025, we had an aggregate $558.8 million asset-specific CECL reserve related to 14 of our loans receivable, with an aggregate amortized cost basis of $1.6 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of June 30, 2025.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of June 30, 2025.

The following tables outline our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	June 30, 2025
	GBP	EUR	All Other(1)
Foreign currency assets	£2,723,413	€2,337,692	$2,118,545
Foreign currency liabilities	(2,061,097)	(1,653,560)	(1,677,634)
Foreign currency contracts – notional	(655,443)	(677,316)	(432,723)
Net exposure to exchange rate fluctuations	£6,873	€6,816	$8,188
Net exposure to exchange rate fluctuations in USD(2)	$9,438	$8,034	$8,188

(1)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Represents the U.S. Dollar equivalent as of June 30, 2025.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
June 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under “Part I, Item 1A. Risk Factors” of our
Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(1)
April 1 - April 30, 2025	—	$—	—	$89,189
May 1 - May 31, 2025	2,100	18.38	2,100	89,150
June 1 - June 30, 2025	—	—	—	89,150
Total	2,100	$18.38	2,100	$89,150

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

10.1
Eleventh Amendment to Term Loan Credit Agreement, dated as of June 18, 2025, by and among Blackstone
Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase
Bank, N.A., as administrative agent.

10.2
Seventh Amendment to Master Repurchase Agreement, dated as of May 29, 2025, by and among Parlex 3A
USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex
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
3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD,
Gloss Finco 1, LLC, and Parlex 3A CAD Finco, LLC.

10.3
Sixth Amended and Restated Master Repurchase Agreement, dated as of June 10, 2025, among Parlex 2
Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco,
LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC PTY LTD and Citibank, N.A.

10.4	Amended and Restated Limited Guaranty, dated as of June 10, 2025, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A.

10.5	Amendment No. 19 to the Amended and Restated Master Repurchase and Securities Contract, dated as of April 17, 2025, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association.

10.6	Amendment No. 20 to the Amended and Restated Master Repurchase and Securities Contract, dated as of May 29, 2025, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BLACKSTONE MORTGAGE TRUST, INC.

July 30, 2025	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

July 30, 2025	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer)

July 30, 2025	/s/ Marcin Urbaszek
Date	Marcin Urbaszek
Deputy Chief Financial Officer
(Principal Accounting Officer)