Form 10-Q
period 2025-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2025-10-29
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of October 22, 2025 was 167,723,732

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2025 and 2024, June 30, 2025 and 2024, and September 30, 2025 and 2024	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	8
	Notes to Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	57
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	90
ITEM 4.	CONTROLS AND PROCEDURES	92
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	93
ITEM 1A.	RISK FACTORS	93
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	94
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	95
ITEM 4.	MINE SAFETY DISCLOSURES	95
ITEM 5.	OTHER INFORMATION	95
ITEM 6.	EXHIBITS	96
SIGNATURES		97
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$377,921	$323,483
Loans receivable	18,066,919	19,047,518
Current expected credit loss reserve	(695,719)	(733,936)
Loans receivable, net	17,371,200	18,313,582
Real estate owned, net	933,635	588,185
Investments in unconsolidated entities (includes $104,867 and $0 at fair value as of September 30, 2025 and December 31, 2024, respectively)	182,598	4,452
Other assets	834,219	572,253
Total Assets	$19,699,573	$19,801,955
Liabilities and Equity
Secured debt, net	$9,540,224	$9,696,334
Securitized debt obligations, net	2,470,067	1,936,956
Asset-specific debt, net	627,916	1,224,841
Loan participations sold, net	—	100,064
Term loans, net	1,774,913	1,732,073
Senior secured notes, net	785,215	771,035
Convertible notes, net	264,463	263,616
Other liabilities	639,372	282,847
Total Liabilities	16,102,170	16,007,766
Commitments and contingencies (Note 22)
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 170,720,119 and 172,792,094 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,707	1,728
Additional paid-in capital	5,485,421	5,511,053
Accumulated other comprehensive income	9,320	8,268
Accumulated deficit	(1,905,746)	(1,733,741)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,590,702	3,787,308
Non-controlling interests	6,701	6,881
Total Equity	3,597,403	3,794,189
Total Liabilities and Equity	$19,699,573	$19,801,955

Note: The consolidated balance sheets as of September 30, 2025 and December 31, 2024 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of September 30, 2025
and December 31, 2024, assets of the consolidated VIEs totaled $3.6 billion and $2.4 billion, respectively, and liabilities of the consolidated VIEs totaled $2.5 billion and $2.0 billion, respectively. Refer to Note 20 for further discussion of the
VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from loans and other investments
Interest and related income	$345,959	$430,092	$1,037,553	$1,382,367
Less: Interest and related expenses	247,055	321,744	754,015	1,004,854
Income from loans and other investments, net	98,904	108,348	283,538	377,513
Revenue from real estate owned	33,733	1,214	109,578	1,214
Gain on extinguishment of debt	—	2,389	—	5,352
Other income	74	—	395	—
Total net revenues	132,711	111,951	393,511	384,079
Expenses
Management and incentive fees	16,849	18,605	51,120	56,258
General and administrative expenses	12,747	13,423	38,937	40,811
Expenses from real estate owned	43,100	2,684	137,198	3,647
Other expenses	6	—	6	—
Total expenses	72,702	34,712	227,261	100,716
Decrease (increase) in current expected credit loss reserve	987	(132,470)	(94,111)	(519,747)
Income from unconsolidated entities	3,924	—	1,035	—
Income (loss) before income taxes	64,920	(55,231)	73,174	(236,384)
Income tax provision	1,512	613	3,133	2,832
Net income (loss)	63,408	(55,844)	70,041	(239,216)
Net income attributable to non-controlling interests	(11)	(540)	(32)	(2,063)
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$63,397	$(56,384)	$70,009	$(241,279)
Net income (loss) per share of common stock, basic and diluted	$0.37	$(0.32)	$0.41	$(1.39)
Weighted-average shares of common stock outstanding, basic and diluted	171,812,685	173,637,101	171,903,127	173,881,116
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$63,408	$(55,844)	$70,041	$(239,216)
Other comprehensive (loss) income
Unrealized (loss) gain on foreign currency translation	(25,288)	91,072	181,093	49,009
Realized and unrealized gain (loss) on derivative financial instruments	25,174	(90,309)	(178,488)	(47,372)
Unrealized loss on derivative financial instruments from unconsolidated entities	(364)	—	(1,553)	—
Other comprehensive (loss) income	(478)	763	1,052	1,637
Comprehensive income (loss)	62,930	(55,081)	71,093	(237,579)
Comprehensive income attributable to non- controlling interests	(11)	(540)	(32)	(2,063)
Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$62,919	$(55,621)	$71,061	$(239,642)
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	$1,728	$5,511,053	$8,268	$(1,733,741)	$3,787,308	$6,881	$3,794,189
Shares of class A common stock issued, net	1	(1)	—	—	—	—	—
Repurchases of class A common stock	(18)	(31,629)	—	—	(31,647)	—	(31,647)
Restricted class A common stock earned	5	6,787	—	—	6,792	—	6,792
Dividends reinvested	—	213	—	—	213	—	213
Deferred directors’ compensation	—	173	—	—	173	—	173
Net (loss) income	—	—	—	(357)	(357)	6	(351)
Other comprehensive income	—	—	323	—	323	—	323
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(80,837)	(80,837)	—	(80,837)
Distributions to non-controlling interests	—	—	—	—	—	(137)	(137)
Balance at March 31, 2025	$1,716	$5,486,596	$8,591	$(1,814,935)	$3,681,968	$6,750	$3,688,718
Repurchases of class A common stock	—	(39)	—	—	(39)	—	(39)
Restricted class A common stock earned	—	7,131	—	—	7,131	—	7,131
Dividends reinvested	—	160	—	—	160	—	160
Deferred directors’ compensation	—	172	—	—	172	—	172
Net income	—	—	—	6,969	6,969	15	6,984
Other comprehensive income	—	—	1,207	—	1,207	—	1,207
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(80,796)	(80,796)	—	(80,796)
Balance at June 30, 2025	$1,716	$5,494,020	$9,798	$(1,888,762)	$3,616,772	$6,765	$3,623,537
Repurchases of class A common stock	(9)	(16,057)	—	—	(16,066)	—	(16,066)
Restricted class A common stock earned	—	7,130	—	—	7,130	—	7,130
Dividends reinvested	—	156	—	—	156	—	156
Deferred directors’ compensation	—	172	—	—	172		172
Net income	—	—	—	63,397	63,397	11	63,408
Other comprehensive loss	—	—	(478)	—	(478)	—	(478)
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(80,381)	(80,381)	—	(80,381)
Distributions to non-controlling interests	—	—	—	—	—	(75)	(75)
Balance at September 30, 2025	$1,707	$5,485,421	$9,320	$(1,905,746)	$3,590,702	$6,701	$3,597,403

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

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$70,041	$(239,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-cash compensation expense	21,570	24,058
Amortization of deferred fees on loans	(45,390)	(50,568)
Amortization of deferred financing costs and premiums/discounts on debt obligations	27,331	32,185
Payment-in-kind interest	(13,448)	(9,612)
Increase in current expected credit loss reserve	94,111	519,747
Straight-line rental income	1,791	—
Gain on extinguishment of debt	—	(5,352)
Depreciation and amortization of real estate owned	47,960	1,214
Income from unconsolidated entities	(1,035)	—
Unrealized loss (gain) on derivative financial instruments, net	3,059	(6,346)
Realized gain on derivative financial instruments, net	(16,846)	(6,923)
Changes in assets and liabilities, net
Other assets	(37,181)	52,699
Other liabilities	(12,398)	(29,978)
Net cash provided by operating activities	139,565	281,908
Cash flows from investing activities
Principal fundings of loans receivable	(3,931,823)	(982,229)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	4,771,001	3,135,968
Origination and other fees received on loans receivable	46,882	26,140
Payments under derivative financial instruments	(198,264)	(140,566)
Receipts under derivative financial instruments	96,102	56,767
Collateral deposited under derivative agreements	(391,380)	(184,220)
Return of collateral deposited under derivative agreements	396,190	238,640
Investment in unconsolidated entities	(178,664)	—
Capital expenditures on real estate owned	(8,480)	—
Net cash provided by investing activities	601,564	2,150,500
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities
Borrowings under secured debt	$2,956,828	$1,016,974
Repayments under secured debt	(3,299,746)	(2,742,691)
Proceeds from issuance of securitized debt obligations	831,250	—
Repayments of securitized debt obligations	(193,342)	(259,081)
Borrowings under asset-specific debt	334,460	197,141
Repayments under asset-specific debt	(936,275)	—
Repayments of loan participations	(104,028)	(235,960)
Net proceeds from term loan borrowings	50,000	—
Repayments and repurchases of term loans	(6,310)	(18,797)
Repurchases of senior secured notes	—	(27,222)
Repayments and repurchases of convertible notes	—	(31,424)
Payment of deferred financing costs	(36,541)	(18,126)
Contributions from non-controlling interests	—	1,245
Distributions to non-controlling interests	(212)	(7,296)
Dividends paid on class A common stock	(242,492)	(322,712)
Repurchases of class A common stock	(47,752)	(10,998)
Net cash used in financing activities	(694,160)	(2,458,947)
Net increase (decrease) in cash and cash equivalents	46,969	(26,539)
Cash and cash equivalents at beginning of period	323,483	350,014
Effects of currency translation on cash and cash equivalents	7,469	(1,371)
Cash and cash equivalents at end of period	$377,921	$322,104
Supplemental disclosure of cash flows information
Payments of interest	$(736,904)	$(993,434)
Payments of income taxes	$(3,424)	$(4,653)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(80,238)	$(81,306)
Loan principal payments held by servicer, net	$199,492	$26,269
Transfer of senior loan to real estate owned	$358,088	$139,239
Assumption of other assets and liabilities related to real estate owned	$48,184	$16,256
Accrued capital expenditures on real estate owned	$19	$100
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
In 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, which we refer to as our Net Lease Joint Venture. Our aggregate ownership interest in our Net Lease Joint
Venture was 75% as of September 30, 2025. We do not consolidate our Net Lease Joint Venture as we do not have a controlling financial interest. Our investment in our Net Lease Joint Venture is accounted for under the equity method, and is recorded in investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of income
(loss) is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
In the second quarter of 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, which we refer to as our Bank Loan Portfolio Joint Venture. During the nine months ended September 30, 2025, our Bank Loan Portfolio Joint Venture acquired two portfolios of performing commercial mortgage loans. Our aggregate ownership interest in our Bank Loan Portfolio Joint Venture was 35% as of
September 30, 2025. We do not consolidate our Bank Loan Portfolio Joint Venture as we do not have a controlling financial interest. Our investment in our Bank Loan Portfolio Joint Venture is accounted for using the FVO, and is recorded as an investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of any unrealized gains and losses is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both September 30, 2025 and December 31, 2024, we had no restricted cash on our consolidated balance sheets.
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
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2025. Within this database, we focused our historical loss reference calculations

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge off the impairment losses in our consolidated financial statements prepared in accordance with GAAP if and when such amounts are deemed non-
recoverable. This is generally at the time a loan is repaid or foreclosed, or the underlying collateral assets are otherwise consolidated. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2025.
Real Estate Owned
We may assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-
in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property, resulting in us consolidating the real estate assets as VIEs. These real estate acquisitions are classified as real estate owned, or REO, on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations,” or ASC 805.
Upon acquisition of REO assets, we assess the fair value of acquired tangible and intangible assets, which may include land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities, as applicable, and allocate the fair value to the acquired assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. We capitalize acquisition-related costs associated with asset acquisitions.
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
As of September 30, 2025, we had 10 REO assets that were all classified as held for investment.
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
In addition, we will recognize a liability for these loss-sharing obligations. This liability will be initially recognized at fair value with a corresponding expense at inception, and it will subsequently be amortized on a straight-line basis over the life of the loss-sharing obligation. This liability is included within other liabilities in our consolidated balance sheets. As of both September 30, 2025 and December 31, 2024, our maximum loss-sharing obligation associated with the loans referred by us to MTRCC under the Fannie Mae program was $5.5 million, and we have recorded a related liability of $32,000.
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
As of September 30, 2025, we had an aggregate $505.4 million asset-specific CECL reserve related to 12 of our loans receivable with an aggregate amortized cost basis of $1.2 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of September 30, 2025.
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
During the nine months ended September 30, 2025, we acquired legal title or otherwise consolidated three REO assets through deed-in-lieu of foreclosure transactions or loan modifications that resulted in us consolidating the collateral assets.
At the time of each acquisition, we determined the fair value of each real estate asset based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. The REO assets were measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs employed include
(i) the exit capitalization rate assumption used to forecast the future sale price of the assets, which ranged from 6.00% to

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
8.55%, and (ii) the unlevered discount rate assumptions, which ranged from 7.75% to 10.55%. Refer to Notes 4 and 19 for further information.
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
We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 17 for further information.
Stock-Based Compensation
Our stock-based compensation consists of awards issued to our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors that vest over the life of the awards, as well as deferred stock units issued to certain members of our board of directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 18 for further information.

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
Diluted earnings per share, or Diluted EPS, is determined using the if-converted method, and is based on (i) the net earnings, adjusted for interest expense incurred on our convertible notes during the relevant period, net of incentive fees, allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by (ii)
the weighted-average number of shares of our class A common stock, including restricted class A common stock, deferred stock units, and shares of class A common stock issuable under our convertible notes. Refer to Note 15 for further discussion of earnings per share.
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
Recent Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update, or ASU, 2025-05, which amends the guidance in ASC 326,
Financial Instruments—Credit Losses. This update provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under
ASC 606. The amendment notes that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15,
2025, including interim periods within those annual periods, and early adoption is permitted. We have not early adopted
ASU 2025-05 and do not expect the adoption of ASU 2025-05 to have a material impact on our consolidated financial statements. We recognize revenue under ASC 606 pursuant to our Agency Multifamily Lending Partnership and income from our hospitality REO assets.
In May 2025, the FASB issued ASU 2025-03, which amends the guidance in ASC 805, Business Combinations. This update clarifies the determination of the accounting acquirer in business combinations that are primarily effected through the exchange of equity interests and involve the acquisition of a VIE. Specifically, entities are now required to consider the factors outlined in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer, rather than defaulting to the primary beneficiary of the VIE as the accounting acquirer. ASU 2025-03 is effective for annual periods beginning after
December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. We have not early adopted ASU 2025-03 and do not expect the adoption of ASU 2025-03 to have a material impact on our consolidated financial statements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2025	December 31, 2024
Number of loans	137	130
Principal balance	$18,188,534	$19,203,126
Net book value	$17,371,200	$18,313,582
Unfunded loan commitments(1)	$1,532,429	$1,263,068
Weighted-average cash coupon(2)	+ 3.24%	+ 3.46%
Weighted-average all-in yield(2)	+ 3.46%	+ 3.78%
Weighted-average maximum maturity (years)(3)	2.4	2.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices, as applicable to each loan. As of
September 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to
SOFR. The remaining 2% of our loans by principal balance earned a fixed rate of interest. As of December 31, 2024, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of
September 30, 2025, 31% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 69% were open to repayment by the borrower without penalty. As of December 31, 2024, 10% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 90% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of September 30, 2025 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$180,857	$137,149	$318,006
0.00% or no floor(2)	1,796,816	4,966,038	6,762,854
0.01% to 1.00% floor	2,628,392	972,584	3,600,976
1.01% to 2.00% floor	676,479	1,371,685	2,048,164
2.01% to 3.00% floor	3,791,304	139,838	3,931,142
3.01% or more floor	1,313,773	213,619	1,527,392
Total(3)	$10,387,621	$7,800,913	$18,188,534

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of September 30, 2025, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.25%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.90%.
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2024	$19,203,126	$(155,608)	$19,047,518
Loan fundings	3,931,823	—	3,931,823
Loan repayments, sales, and cost-recovery proceeds	(5,048,125)	(39,424)	(5,087,549)
Charge-offs	(208,010)	79,018	(128,992)
Transfer to real estate owned	(358,088)	—	(358,088)
Transfer to other assets, net(2)	(49,158)	—	(49,158)
Payment-in-kind interest	13,448	—	13,448
Unrealized gain (loss) on foreign currency translation	703,518	(2,275)	701,243
Deferred fees and other items	—	(48,716)	(48,716)
Amortization of fees and other items	—	45,390	45,390
Loans Receivable, as of September 30, 2025	$18,188,534	$(121,615)	$18,066,919
CECL reserve			(695,719)
Loans Receivable, net, as of September 30, 2025			$17,371,200

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

September 30, 2025
Property Type	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Office	42	$5,489,331	$4,845,825	29%
Multifamily	47	4,432,183	4,289,958	25
Industrial	18	3,561,323	3,524,478	21
Hospitality	14	2,096,519	1,994,080	12
Retail	8	769,377	676,140	4
Self-storage	3	653,016	488,715	3
Life Sciences / Studio	3	341,730	290,881	2
Other	2	723,440	683,661	4
Total loans receivable	137	$18,066,919	$16,793,738	100%
CECL reserve		(695,719)
Loans receivable, net		$17,371,200

Geographic Location	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	45	$4,203,737	$3,727,255	22%
Northeast	23	2,768,431	2,431,400	14
West	23	1,957,019	1,873,533	11
Midwest	8	855,704	713,354	4
Northwest	3	448,599	446,752	3
Subtotal	102	10,233,490	9,192,294	54
International
United Kingdom	17	3,128,895	3,114,230	19
Ireland	3	1,197,444	1,190,045	7
Australia	5	1,107,136	1,114,282	7
Spain	2	643,117	595,013	4
Sweden	1	505,298	504,853	3
Canada	1	448,994	284,952	2
Other Europe	5	741,582	737,162	4
Other International	1	60,963	60,907	—
Subtotal	35	7,833,429	7,601,444	46
Total loans receivable	137	$18,066,919	$16,793,738	100%
CECL reserve		(695,719)
Loans receivable, net		$17,371,200

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30,
2025, which is our principal balance net of (i) $629.9 million of asset-specific debt, (ii) $69.2 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $695.7 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	6	$409,199	$408,355
2	22	3,173,245	3,007,691
3	80	10,578,120	10,087,715
4	17	2,732,203	2,619,771
5	12	1,174,152	670,206
Total loans receivable	137	$18,066,919	$16,793,738
CECL reserve		(695,719)
Loans receivable, net		$17,371,200

	December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	11	$1,919,280	$994,056
2	21	3,346,881	3,349,347
3	65	9,246,692	8,818,346
4	20	2,707,104	2,622,877
5	13	1,827,561	1,249,677
Total loans receivable	130	$19,047,518	$17,034,303
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30,
2025, which is our principal balance net of (i) $629.9 million of asset-specific debt, (ii) $69.2 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $695.7 million. Our net loan exposure as of
December 31, 2024 is our principal balance net of (i) $1.2 billion of asset-specific debt, (ii) $106.7 million of cost-
recovery proceeds, (iii) our total loans receivable CECL reserve of $733.9 million, and (iv) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our asset-specific debt and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0 as of both September 30, 2025 and December 31, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and nine months ended
September 30, 2025 and 2024 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2024	$80,057	$26,141	$47,087	$580,651	$733,936
Increase in CECL reserves	17,604	13,796	1,477	16,552	49,429
Charge-offs of CECL reserves	—	—	—	(41,824)	(41,824)
CECL reserves as of March 31, 2025	$97,661	$39,937	$48,564	$555,379	$741,541
(Decrease) increase in CECL reserves	(6,759)	(1,568)	4,249	48,445	44,367
Charge-offs of CECL reserves	—	—	—	(45,057)	(45,057)
CECL reserves as of June 30, 2025	$90,902	$38,369	$52,813	$558,767	$740,851
Increase (decrease) in CECL reserves	5,134	3,302	(207)	(11,250)	(3,021)
Charge-offs of CECL reserves	—	—	—	(42,111)	(42,111)
CECL reserve as of September 30, 2025	$96,036	$41,671	$52,606	$505,406	$695,719

CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936
(Decrease) increase in CECL reserves	(3,807)	(770)	(5,918)	245,942	235,447
Charge-offs of CECL reserves	—	—	—	(61,013)	(61,013)
CECL reserves as of March 31, 2024	$74,528	$30,790	$43,453	$602,599	$751,370
(Decrease) increase in CECL reserves	(11,997)	(2,639)	423	169,318	155,105
Charge-offs of CECL reserves	—	—	—	(12,537)	(12,537)
CECL reserves as of June 30, 2024	$62,531	$28,151	$43,876	$759,380	$893,938
(Decrease) increase in CECL reserves	(9,584)	(1,916)	4,424	141,186	134,110
Charge-offs of CECL reserves	—	—	—	(16,989)	(16,989)
CECL reserve as of September 30, 2024	$52,947	$26,235	$48,300	$883,577	$1,011,059

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the three months ended September 30, 2025, we recorded a net decrease of $45.1 million in the CECL reserves against our loans receivable portfolio, primarily driven by a $53.4 million decrease in our asset-specific CECL reserves, including charge-offs of our CECL reserves of $42.1 million. This was offset by an $8.2 million increase in our general
CECL reserves, bringing our total loans receivable CECL reserve to $695.7 million as of September 30, 2025.The increase in our general CECL reserves was primarily as a result of an increase in the historical loss rate used in reserve calculations as a result of additional CECL charge-offs.
The charge-offs primarily related to two previously impaired loans secured by a hospitality asset in New York, NY and an office asset in Atlanta, GA, that were resolved and transferred to REO during the three months ended September 30, 2025 pursuant to loan modifications that resulted in us consolidating the collateral assets. Refer to Notes 4 and 20 for further information.
As of September 30, 2025, we had an aggregate $505.4 million asset-specific CECL reserve related to 12 of our loans receivable, with a total amortized cost basis of $1.2 billion, net of cost-recovery proceeds, and a concentration in the office sector with $382.2 million of reserves, generally driven by reduced tenant and capital markets demand in the office sector in recent years. Impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This CECL reserve was recorded based on our estimation of the fair value of each

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
loan’s underlying collateral as of September 30, 2025.
No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended September 30, 2025, we received an aggregate $9.7 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of September 30, 2025, all borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of September 30, 2025 and December 31, 2024, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of September 30, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
U.S. loans
1	$—	$—	$—	$151,577	$203,721	$53,901	$409,199
2	33,314	60,963	—	197,274	724,262	262,235	1,278,048
3	1,147,203	273,014	—	1,630,283	1,883,767	691,837	5,626,104
4	—	—	—	367,098	338,104	1,115,549	1,820,751
5	—	—	—	—	—	—	—
Total U.S. loans	$1,180,517	$333,977	$—	$2,346,232	$3,149,854	$2,123,522	$9,134,102
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	645,481	—	—	592,528	657,188	—	1,895,197
3	1,752,443	—	—	—	936,536	1,102,590	3,791,569
4	—	—	—	—	—	363,689	363,689
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$2,397,924	$—	$—	$592,528	$1,593,724	$1,466,279	$6,050,455
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	869,443	—	291,004	1,160,447
4	—	—	—	—	—	547,763	547,763
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$—	$869,443	$—	$838,767	$1,708,210
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	168,985	433,385	571,782	1,174,152
Total impaired loans	$—	$—	$—	$168,985	$433,385	$571,782	$1,174,152
Total loans receivable
1	$—	$—	$—	$151,577	$203,721	$53,901	$409,199
2	678,795	60,963	—	789,802	1,381,450	262,235	3,173,245
3	2,899,646	273,014	—	2,499,726	2,820,303	2,085,431	10,578,120
4	—	—	—	367,098	338,104	2,027,001	2,732,203
5	—	—	—	168,985	433,385	571,782	1,174,152
Total loans receivable	$3,578,441	$333,977	$—	$3,977,188	$5,176,963	$5,000,350	$18,066,919
CECL reserve							(695,719)
Loans receivable, net							$17,371,200

Gross charge-offs(2)	—	—	—	(168)	(71,853)	(56,971)	$(128,992)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the nine months ended September 30, 2025.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Modifications Pursuant to ASC 326
During the twelve months ended September 30, 2025, we entered into five loan modifications that require disclosure pursuant to ASC 326. Four of these loans were collateralized by office assets and one was collateralized by a mixed-use asset.
Loans with a risk rating of “3” and “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” have an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of September 30, 2025, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
Two of the loan modifications included term extensions combined with other-than-insignificant payment delays. The first loan modification included a term extension of five years, the borrower repaid $6.0 million of principal, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the subordinate loan that is paying interest in-kind. The second loan modification had a term extension of 3.8 years, the loan was bifurcated into a separate senior loan and subordinate loan, and the borrower paid a $1.7 million fee upon closing of the modification. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the subordinate loan that is paying interest in-kind. As of September 30,
2025, the aggregate amortized cost basis of these loans was $367.3 million, or 2.0% of our aggregate loans receivable portfolio, with an aggregate $4.7 million of unfunded commitments. These loans were in compliance with their modified contractual terms as of September 30, 2025.
The other three loan modifications included term extensions combined with other-than-insignificant payment delays and interest rate reductions. The first loan modification included a term extension of 4.8 years, the interest rate decreased by
0.10%, and the loan was bifurcated into a separate senior loan and subordinate loan. The senior loan is paying interest partially current, and partially in-kind, while the subordinate loan is paying interest in-kind. We are accruing interest on the portion of the senior loan that is paying current and a portion that is paid in-kind, and deferring interest income recognition on the remaining portion, including the entire subordinate loan. The second loan modification included a term extension of one year, the interest rate on the senior loan decreased by 2.43%, the borrower repaid $25.0 million upon closing of the modification, and the loan was bifurcated into a separate senior loan and subordinate loan. The senior loan is paying interest partially current, and partially in-kind, while the subordinate loan is paying interest in-kind. We are accruing all of the interest on the senior loan that is paying partially current and partially in-kind, and deferring interest on the subordinate loan that is paying interest in-kind. The third loan modification included a term extension of 4.3 years, the interest rate decreased by 3.56%, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing all of the interest on the senior loan that is paying current, and deferring interest income on the subordinate loan, which is paid-
in-kind. As of September 30, 2025, the aggregate amortized cost basis of these loans was $506.5 million, or 2.8% of our aggregate loans receivable portfolio, with an aggregate $32.7 million of unfunded commitments. These loans were in compliance with their modified contractual terms as of September 30, 2025.
All five of these loans had a risk rating of “5” at the time of modification. In aggregate, these modifications resulted in the bifurcation of all five loans into separate senior and subordinate loans, or ten loans in aggregate. As of September 30, 2025, of the five newly bifurcated senior loans, two loans had a risk rating of “4,” one loan had a risk rating of “3,” and two loans had a risk rating of “2.” The five newly bifurcated subordinate loans all had a risk rating of “5.”
Multifamily Joint Venture
As discussed in Note 2, we entered into our Multifamily Joint Venture in April 2017. As of both September 30, 2025 and
December 31, 2024, our Multifamily Joint Venture held a $43.3 million loan, which is included in the loan disclosures above. As of September 30, 2025 and December 31, 2024, our Multifamily Joint Venture also held an REO asset with a carrying value of $32.1 million and $32.4 million, respectively, which is included in the REO disclosures in Note 4. Refer to Note 2 for further discussion of our Multifamily Joint Venture.
4. REAL ESTATE OWNED, NET
As of September 30, 2025 and December 31, 2024, we had 10 and seven REO assets, respectively. During the nine months ended September 30, 2025, we acquired three REO assets through deed-in-lieu of foreclosure transactions or loan modifications that resulted in us consolidating the collateral assets, for a total acquisition price of $406.3 million. We allocated $221.0 million to land and land improvements, $137.1 million to building and building improvements, $49.2

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
million to acquired intangible assets, and $(1.0) million to other components of the purchase price. In aggregate, we charged off $83.9 million of CECL reserves relating to the loans that had previously been secured by these assets, as the loans’ aggregate carrying value of $490.2 million at the time of the REO acquisitions exceeded the acquisition date fair value noted above. See Note 2 for further discussion of REO assets.
The acquisition of three REO assets during the nine months ended September 30, 2025 were accounted for as asset acquisitions under ASC 805, and we recognized these properties as REO assets held for investment. The following table presents the REO assets that were acquired during the nine months ended September 30, 2025 ($ in thousands):

Acquisition Date	Location	Property Type	Acquisition Date Fair Value
February 2025	Chicago, IL	Office	$45,045
September 2025	Atlanta, GA	Office	$132,974
September 2025	New York, NY	Hospitality	$228,253
			$406,272
The following table presents the REO assets and liabilities included in our consolidated balance sheets ($ in thousands):

	September 30, 2025	December 31, 2024
Assets
Building and building improvements	$555,879	$410,546
Land and land improvements	402,248	181,083
Total	$958,127	$591,629
Less: accumulated depreciation	(24,492)	(3,444)
Real estate owned, net	$933,635	$588,185

Intangible real estate assets	$130,099	$83,253
Less: accumulated amortization	(33,427)	(5,964)
Intangible real estate assets, net(1)	$96,672	$77,289

Liabilities
Intangible real estate liabilities	$4,545	$1,422
Less: accumulated amortization	(317)	(1)
Intangible real estate liabilities, net(2)	$4,228	$1,421

(1)Included within other assets on our consolidated balance sheets. Refer to Note 6 for further information.
(2)Included within other liabilities on our consolidated balance sheets. Refer to Note 6 for further information.
Revenue and expenses from real estate owned consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income	$15,263	$1,037	$45,803	$1,037
Other operating income	18,470	177	63,775	177
Revenue from real estate owned	$33,733	$1,214	$109,578	$1,214

Operating expense	$28,061	$1,654	$89,238	$2,432
Depreciation and amortization expense	15,039	1,030	47,960	1,215
Total expenses from real estate owned	$43,100	$2,684	$137,198	$3,647

Net loss from real estate owned	$(9,367)	$(1,470)	$(27,620)	$(2,433)

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the undiscounted future minimum rents we expect to receive for our office properties as of
September 30, 2025. Leases at our multifamily assets are short term, generally 12 months or less, and are therefore not included ($ in thousands):

Future Minimum Rents
2025 (remaining)	$17,836
2026	61,740
2027	50,111
2028	41,736
2029	34,329
Thereafter	72,948
Total	$278,700
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years ($ in thousands):

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2025 (remaining)	$9,561	$1,427	$(292)
2026	26,096	4,121	(1,140)
2027	15,437	3,077	(995)
2028	11,225	2,505	(872)
2029	7,765	1,708	(498)
Thereafter	11,002	2,748	(431)
Total	$81,086	$15,586	$(4,228)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of September 30, 2025, we hold certain investments in unconsolidated entities that are accounted for under the equity method of accounting or the FVO, as our ownership interest in each entity does not meet the requirements for consolidation. Refer to Note 2 for further details.
The following tables detail our investments in unconsolidated entities ($ in thousands):

	September 30, 2025
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture	115(1)	75%	$77,731
Total unconsolidated entities carried at historical cost	115		77,731
Unconsolidated entities carried at fair value
Bank Loan Portfolio Joint Venture	571(2)	35%(3)	104,867
Total unconsolidated entities carried at fair value	571		104,867
Total	686		$182,598

(1)The number of assets represents the number of real estate properties held.
(2)The number of assets represents the number of commercial mortgage loans.
(3)Represents our aggregate ownership interest in our Bank Loan Portfolio Joint Venture, which owns an initial portfolio of commercial mortgage loans acquired during the three months ended June 30, 2025, in which we hold a
29% interest, and an additional portfolio acquired during the three months ended September 30, 2025, in which we hold a 50% interest.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	December 31, 2024
Investments in Unconsolidated Entities		Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture		–	75%	$4,452
Total unconsolidated entities carried at historical cost		–		4,452
Total		–		$4,452
The following tables detail the activity related to our investments in unconsolidated entities during the three and nine months ended September 30, 2025 ($ in thousands):

Investments in Unconsolidated Entities	June 30, 2025	Contributions	Distributions	(Loss) Income From Unconsolidated Entities(1)	Accumulated Other Comprehensive Loss	September 30, 2025
Net Lease Joint Venture	$52,181	$26,281	$—	$(367)	$(364)	$77,731
Bank Loan Portfolio Joint Venture	55,906	44,670	—	4,291	—	104,867
Total	$108,087	$70,951	$—	$3,924	$(364)	$182,598

Investments in Unconsolidated Entities	December 31, 2024	Contributions	Distributions	(Loss) Income From Unconsolidated Entities(1)	Accumulated Other Comprehensive Loss	September 30, 2025
Net Lease Joint Venture	$4,452	$76,391	$—	$(1,559)	$(1,553)	$77,731
Bank Loan Portfolio Joint Venture	—	102,273	—	2,594	—	104,867
Total	$4,452	$178,664	$—	$1,035	$(1,553)	$182,598

(1)Includes our share of non-cash items such as (i) depreciation and amortization, and (ii) unrealized gains recorded by unconsolidated entities.
There was no income or loss from unconsolidated entities for the three and nine months ended September 30, 2024.
During the nine months ended September 30, 2025, our Net Lease Joint Venture and Bank Loan Portfolio Joint Venture
each entered into derivative agreements where we would be required to make payment for periodic or final settlement of derivative contracts if either our Net Lease Joint Venture or Bank Loan Portfolio Joint Venture, as applicable, is unable to fulfill its respective obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
6. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	September 30, 2025	December 31, 2024
Loan portfolio payments held by servicer(1)	$429,747	$113,199
Accrued interest receivable	138,130	160,131
Accounts receivable and other assets(2)	114,172	134,030
Real estate intangible assets, net	96,672	77,289
Other real estate assets	35,867	9,338
Derivative assets	19,505	72,454
Prepaid expenses	126	1,002
Collateral deposited under derivative agreements	—	4,810
Total	$834,219	$572,253

(1)Primarily represents loan principal repayments held by our third-party loan servicers as of the balance sheet date that were remitted to us during the subsequent remittance cycle.
(2)Includes $105.2 million and $95.5 million as of September 30, 2025 and December 31, 2024, respectively, of cash collateral held by our CLOs that was subsequently remitted by the trustee to repay a portion of the outstanding senior CLO securities, or that was subsequently reinvested by purchasing additional collateral into our CLOs.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	September 30, 2025	December 31, 2024
Debt repayments pending servicer remittance(1)	$335,433	$3,742
Other real estate liabilities	114,413	72,018
Accrued dividends payable	80,238	81,214
Accrued interest payable	64,911	77,855
Accrued management fees payable	16,849	18,534
Current expected credit loss reserves for unfunded loan commitments(2)	13,741	10,412
Accounts payable and other liabilities	11,230	13,834
Derivative liabilities	2,557	5,238
Total	$639,372	$282,847

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties or
CLO trustees during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the
CECL reserves.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of September 30, 2025, we had aggregate unfunded commitments of $1.5 billion related to 57 loans receivable. The expected credit losses over the contractual period of our loans are impacted by our obligations to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 22 for further discussion of our unfunded loan commitments. During the three and nine months ended September 30, 2025, we recorded increases in the CECL reserves related to our unfunded loan commitments of $2.0 million and $3.3 million, respectively, bringing our total unfunded loan commitments CECL reserve to
$13.7 million as of September 30, 2025. During the three and nine months ended September 30, 2024, we recorded decreases in the CECL reserves related to our unfunded loan commitments of $1.6 million and $7.1 million, respectively, bringing our total unfunded loan commitments CECL reserve to $8.3 million as of September 30, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
7. SECURED DEBT, NET
Our secured debt represents borrowings under our secured credit facilities. During the nine months ended September 30,
2025, we closed $2.2 billion of new borrowings against $2.9 billion of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	September 30, 2025	December 31, 2024
Secured credit facilities	$9,548,332	$9,705,529
Deferred financing costs(1)	(8,108)	(9,195)
Net book value of secured debt	$9,540,224	$9,696,334

(1)Costs incurred in connection with our secured debt are recorded on our consolidated balance sheets when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities
Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are uniformly structured to provide currency, index, and term-matched financing without capital markets based mark-to-market provisions. Our credit facilities are diversified across 13 counterparties, primarily consisting of top global financial institutions to minimize our counterparty risk exposure.
The following table details our secured credit facilities as of September 30, 2025 ($ in thousands):

September 30, 2025
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	12	$3,954,253	July 2027	81	$6,522,111	July 2027	32%	25% - 100%
GBP	6	2,265,827	August 2028	14	3,098,509	September 2028	25%	25%
EUR	7	1,835,792	September 2027	10	2,588,781	October 2027	42%	25% - 100%
Others(5)	4	1,492,460	January 2029	7	1,873,776	January 2029	25%	25%
Total	13	$9,548,332	January 2028	112	$14,083,177	January 2028	31%	25% - 100%

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
(5)Includes Australian Dollar, Canadian Dollar, and Swedish Krona currencies.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured credit facilities as of September 30, 2025 and December 31, 2024 ($
in thousands):

	Nine Months Ended September 30, 2025	September 30, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,385,800	$4,547,118	+1.54%	$6,600,493	+2.99%	+1.45%
+ 1.51% to + 1.75%	555,478	2,564,711	+1.75%	3,375,095	+3.48%	+1.73%
+ 1.76% to + 2.00%	104,841	935,067	+2.10%	1,766,876	+3.28%	+1.18%
+ 2.01% or more	137,147	1,501,436	+2.63%	2,340,713	+4.24%	+1.61%
Total	$2,183,266	$9,548,332	+1.82%	$14,083,177	+3.35%	+1.53%

	Year Ended December 31, 2024	December 31, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$165,616	$3,976,192	+1.53%	$6,185,925	+3.18%	+1.65%
+ 1.51% to + 1.75%	74,118	2,238,376	+1.78%	3,140,937	+3.52%	+1.74%
+ 1.76% to + 2.00%	—	969,541	+2.09%	1,802,431	+3.67%	+1.58%
+ 2.01% or more	374,407	2,521,420	+2.61%	3,678,528	+4.31%	+1.70%
Total	$614,141	$9,705,529	+1.92%	$14,807,821	+3.58%	+1.66%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.
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
(4)Represents the weighted-average all-in cost as of September 30, 2025 and December 31, 2024, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of September 30, 2025, there was an aggregate $844.1 million available to be drawn at our discretion under our credit facilities.
Financial Covenants
As of September 30, 2025, we are subject to the following financial covenants related to our secured debt and secured debt of our unconsolidated entities: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.3 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to September 30, 2025; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2025 and December 31, 2024, we were in compliance with these covenants.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
8. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through CLOs. The CLOs are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse to us. Refer to Note 20 for further discussion of our CLOs.
The following tables detail our securitized debt obligations and the underlying collateral assets that are financed by our
CLOs ($ in thousands):

	September 30, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$821,900	+ 2.15%	October 2042
Underlying Collateral Assets	17	898,950	898,950	+ 3.50%	September 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	609,741	609,741	+ 1.45%	May 2038
Underlying Collateral Assets	18	759,956	759,956	+ 2.66%	March 2027
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	457,129	457,129	+ 2.51%	November 2037
Underlying Collateral Assets	12	625,580	625,580	+ 2.78%	February 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	581,297	581,297	+ 1.76%	February 2038
Underlying Collateral Assets	12	813,742	813,742	+ 2.71%	March 2027
Total
Senior CLO Securities Outstanding(5)	4	$2,479,417	$2,470,067	+ 1.95%
Underlying Collateral Assets	59	$3,098,228	$3,098,228	+ 3.15%

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
(5)During the three and nine months ended September 30, 2025, we recorded $40.0 million and $107.8 million,
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
9. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	September 30, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	3	$629,890	$627,916	+ 3.18%	October 2029
Collateral assets	3	$781,189	$775,248	+ 4.52%	October 2029

	December 31, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,228,110	$1,224,841	+ 3.20%	June 2026
Collateral assets	2	$1,467,185	$1,459,864	+ 4.03%	June 2026

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
We did not have any loan participations sold as of September 30, 2025. The following table details our loan participations sold as of December 31, 2024 ($ in thousands):

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
(4)During the three and nine months ended September 30, 2025, we recorded $1.6 million and $6.9 million, respectively, of interest expense related to our loan participations sold. During the year ended December 31, 2024, we recorded $22.6 million of interest expense related to our loan participations sold.
11. TERM LOANS, NET
During the nine months ended September 30, 2025, we borrowed an additional $1.0 billion under the B-6 Term Loan and
$453.1 million under the B-7 Term Loan. The B-6 Term Loan bears interest at SOFR plus 3.00% and matures in December
2030. The proceeds from the B-6 Term Loan were used to repay $400.0 million of the outstanding B-4 Term Loan and all
$648.4 million in principal outstanding under the B-5 Term Loan. The B-7 Term Loan bears interest at SOFR plus 2.50%
and matures in May 2029. The proceeds from the B-7 Term Loan were used, among other things, to repay all
$403.1 million in principal outstanding under the B-4 Term Loan.
The following table details the net book value of each of our senior term loan facilities, or Term Loans, on our consolidated balance sheets ($ in thousands):

	Face Value
Term Loans	September 30, 2025	December 31, 2024	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$309,268	$309,268	+ 2.36%	+ 2.53%	April 23, 2026
B-4 Term Loan	—	805,169	+ 3.50%	+ 3.99%	May 9, 2029
B-5 Term Loan	—	650,000	+ 3.75%	+ 4.27%	December 10, 2028
B-6 Term Loan	1,045,754	—	+ 3.00%	+ 3.55%	December 10, 2030
B-7 Term Loan	453,105	—	+ 2.50%	+ 3.05%	May 9, 2029
Total face value	$1,808,127	$1,764,437
Deferred financing costs and unamortized discounts	(33,214)	(32,364)
Net book value	$1,774,913	$1,732,073

(1)The B-6 Term Loan and the B-7 Term Loan borrowings are subject to a benchmark interest rate floor of 0.50%. The
Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the applicable Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. There was no repurchase activity or gain on debt extinguishment during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we repurchased an aggregate principal amount of $2.3 million of the B-1 Term Loan at a weighted-average price of 99% of par. This resulted in a gain on extinguishment of debt of $25,000 during the three and nine months ended September 30, 2024.
The following table details our interest expense related to the Term Loans ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash coupon	$32,898	$44,242	$101,041	$132,906
Discount and issuance cost amortization	2,266	2,283	8,381	6,848
Total interest expense	$35,164	$46,525	$109,422	$139,754
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of
September 30, 2025 and December 31, 2024, we were in compliance with this covenant. Refer to Note 2 for further discussion of our accounting policies for the Term Loans.
12. SENIOR SECURED NOTES, NET
The following table details the net book value of our senior secured notes, or Senior Secured Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Senior Secured Notes Issuance	September 30, 2025	December 31, 2024	Interest Rate		All-in Cost(1)	Maturity
October 2021	$335,316	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	450,000	7.75%	(2)	8.14%	December 1, 2029
Total face value	$785,316	$785,316
Deferred financing costs and unamortized discounts	(7,935)	(9,857)
Hedging adjustments(3)	7,834	(4,424)
Net book value	$785,215	$771,035

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
(2)Represents the stated coupon rate of the notes. We have entered into an interest rate swap that effectively converts our fixed rate exposure to a SOFR + 3.95% floating rate exposure.
(3)Represents the fair value of an interest rate swap that we entered into to convert the fixed rate exposure of the
December 2024 Senior Secured Notes into floating rate. Refer to Note 14 for further discussion.
The following table details our interest expense related to the Senior Secured Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash coupon	$11,862	$3,160	$35,587	$9,701
Discount and issuance cost amortization	654	254	2,003	775
Total interest expense	$12,516	$3,414	$37,590	$10,476
There was no repurchase activity or gain on debt extinguishment during the nine months ended September 30, 2025.
During the three and nine months ended September 30, 2024, we repurchased an aggregate principal amount of
$4.6 million and $30.8 million, respectively, of the October 2021 Senior Secured Notes at a weighted-average price of 92%
and 88% of par, respectively. This resulted in a gain on extinguishment of debt of $330,000 and $3.3 million during the three and nine months ended September 30, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets.
As of September 30, 2025 and December 31, 2024, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater.
This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.
13. CONVERTIBLE NOTES, NET
The following table details the net book value of our convertible senior notes, or Convertible Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Convertible Notes	September 30, 2025	December 31, 2024	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
Face value	$266,157	$266,157	5.50%	5.79%	$36.27	March 15, 2027
Deferred financing costs and unamortized discount	(1,694)	(2,541)
Net book value	$264,463	$263,616

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible
Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of September 30, 2025.
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $18.41 on September 30, 2025, the last trading day in the nine months ended
September 30, 2025, was less than the per share conversion price of the Convertible Notes.
There was no repurchase activity during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we repurchased an aggregate principal amount of $33.8 million of the Convertible Notes at a weighted-average price of 93% of par. This resulted in a gain on extinguishment of debt of $2.0 million during the three and nine months ended September 30, 2024, respectively.
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash coupon	$3,660	$3,874	$10,979	$12,124
Discount and issuance cost amortization	282	305	847	944
Total interest expense	$3,942	$4,179	$11,826	$13,068
Accrued interest payable for the Convertible Notes was $649,000 and $4.3 million as of September 30, 2025 and
December 31, 2024, respectively. Refer to Note 2 for further discussion of our accounting policies for the Convertible
Notes.
14. DERIVATIVE FINANCIAL INSTRUMENTS
The objective of our use of derivative financial instruments is to minimize the risks and/or costs associated with our investments and/or financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of ASC 815 – “Derivatives and Hedging.” Derivatives not

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks. Refer to Note 2 for further discussion of the accounting for designated and non-designated hedges.
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

September 30, 2025			December 31, 2024
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr 970,798	Buy USD / Sell SEK Forward	2	kr 971,180
Buy USD / Sell GBP Forward	7	£700,195	Buy USD / Sell GBP Forward	5	£604,739
Buy USD / Sell EUR Forward	6	€657,309	Buy USD / Sell EUR Forward	8	€603,910
Buy USD / Sell AUD Forward	8	A$383,504	Buy USD / Sell AUD Forward	6	A$355,703
Buy USD / Sell CAD Forward	3	C$120,877	Buy USD / Sell CHF Forward	1	CHF6,752
Buy USD / Sell CHF Forward	1	CHF52
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

September 30, 2025			December 31, 2024
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	4	£109,300	Buy GBP / Sell USD Forward	3	£54,400
Buy USD / Sell GBP Forward	4	£109,300	Buy USD / Sell GBP Forward	3	£54,400
Buy EUR / Sell USD Forward	2	€35,900
Buy USD / Sell EUR Forward	2	€35,900
Buy CHF / Sell USD Forward	1	CHF6,700
Buy USD / Sell CHF Forward	1	CHF6,700
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

September 30, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	4.2

December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	4.9
The following tables detail the carrying amount and cumulative basis adjustments on hedged items designated as fair value hedges ($ in thousands):

September 30, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$451,189	$7,834

December 31, 2024
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$437,759	$(4,424)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations
($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2025	2024	2025	2024
Designated Hedges	Interest Income(1)	$6,174	$4,442	$13,820	$13,309
Designated Hedges	Interest Expense(2)	(674)	399	(1,884)	1,244
Non-Designated Hedges	Interest Income(1)	(46)	(22)	(96)	(32)
Non-Designated Hedges	Interest Expense(3)	39	(14)	(2,129)	(7)
Total		$5,493	$4,805	$9,711	$14,514

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
(3)Represents the realized loss on an interest rate swap related to our Bank Loan Portfolio Joint Venture that was entered into and subsequently terminated during the three months ended June 30, 2025, and the spot rate movement in our non-designated foreign currency hedges, which are marked to market and recognized in interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Fair Value Hedges
The following table presents the net gains (losses) on derivatives and the related hedged items in fair value hedging relationships for the three and nine months ended September 30, 2025 ($ in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total interest and related expenses presented in the consolidated statements of operations	$247,055	$754,015
Gains (losses) on fair value hedging relationships
Total gain on derivative instruments	$486	$12,774
Fair value basis adjustment on hedged items	(494)	(7,834)
Derivative settlements and accruals	674	2,116
Net gain on fair value hedging relationships(1)	$666	$7,056

(1)Included within interest and related expenses presented in the consolidated statements of operations.
There were no fair value hedges outstanding during the nine months ended September 30, 2024.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts	$9,867	$69,433	$2,296	$—
Interest rate derivatives	7,885	—	—	4,386
Total derivatives designated as hedging instruments	$17,752	$69,433	$2,296	$4,386
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,753	$3,021	$261	$852
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$1,753	$3,021	$261	$852
Total derivatives	$19,505	$72,454	$2,557	$5,238

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

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025		Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net Investment Hedges
Foreign exchange contracts(1)	$25,174	$(178,488)	Interest Expense	$—	$—
Total	$25,174	$(178,488)		$—	$—

(1)During the three months ended September 30, 2025, we paid net cash settlements of $68.5 million on our foreign currency forward contracts. During the nine months ended September 30, 2025, we paid net cash settlements of
$102.2 million on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
There were no cash flow hedges outstanding during the three and nine months ended September 30, 2025.
Credit–Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2025, we were in a net asset position with one of our counterparties and in a net liability position with our other counterparty related to our foreign exchange hedges and had no collateral posted with our counterparties. As of December 31, 2024, we were in a net asset position with our counterparties related to our foreign exchange hedges and had $4.8 million of collateral posted with one counterparty related to our interest rate swap.
15. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of September 30, 2025 we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. As of both September 30, 2025 and December 31, 2024, we did not have any shares of preferred stock issued and outstanding.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the nine months ended September 30, 2025, we repurchased 2,653,583 shares of class A common stock at a weighted-average price per share of $17.97, for a total cost of $47.7 million. During the nine months ended September 30,
2024 we repurchased 628,884 shares of class A common stock at a weighted-average price per share of $17.49, for a total cost of $11.0 million. As of September 30, 2025, the amount remaining available for repurchases under the program was
$73.1 million. In October 2025, we repurchased an additional 3,336,416 shares of class A common stock at a weighted-
average price per share of $18.38, for a total cost of $61.3 million, such that the amount remaining available for repurchases under the program was $11.6 million. Following these repurchases, our board of directors amended the program, such that, as of the date of this filing, we are authorized to repurchase up to $150.0 million of our class A common stock under the program, as amended.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive dividends authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 18 for further discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock. Each vested deferred stock unit is settled by delivery of one share of class A common stock upon the non-employee director’s separation from service.
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2025	2024
Beginning balance	173,204,190	173,569,397
Issuance of class A common stock(2)	1,778	4,647
Repurchase of class A common stock	(2,653,583)	(628,884)
Issuance of restricted class A common stock, net(3)(4)	467,180	401,901
Issuance of deferred stock units	32,165	42,338
Ending balance	171,051,730	173,389,399

(1)Includes 331,611 and 401,802 deferred stock units held by members of our board of directors as of September 30,
2025 and 2024, respectively.
(2)Represents shares issued under our dividend reinvestment program during the nine months ended September 30,
2025 and 2024, respectively.
(3)Includes 29,140 and 41,282 shares of restricted class A common stock issued to our board of directors during the nine months ended September 30, 2025 and 2024, respectively
(4)Net of 43,832 and 102,484 shares of restricted class A common stock forfeited under our stock-based incentive plans during the nine months ended September 30, 2025 and 2024, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which an aggregate of 10,000,000 shares of class A common stock are available for sale. Under the dividend reinvestment component of the plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. Such shares may, at our option, be newly issued shares from us, shares purchased by the plan administrator on the open market, or a combination thereof. The direct stock purchase component of the plan allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the nine months ended September 30, 2025, we issued 1,778 shares of class A common stock and 652 shares of class A common stock were purchased on the open market by the plan administrator under the dividend reinvestment component of the plan. During the nine months ended September 30, 2024, we issued 4,647 shares of class A common stock under the dividend reinvestment component of the plan. As of September 30, 2025, a total of 9,966,682 shares of class A common stock remained available under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
At the Market Stock Offering Program
As of September 30, 2025, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended
September 30, 2025 or September 30, 2024, we did not issue any shares of our class A common stock under ATM
Agreements. As of September 30, 2025, shares of our class A common stock with an aggregate sales price of
$480.9 million remained available for issuance and sale under our ATM Agreements.
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
On September 15, 2025, we declared a dividend of $0.47 per share, or $80.2 million in aggregate, that was paid on October
15, 2025 to stockholders of record as of September 30, 2025.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per share of common stock	$0.47	$0.47	$1.41	$1.71
Class A common stock dividends declared	$80,238	$81,306	$241,531	$296,624
Deferred stock unit dividends declared	143	241	483	694
Total dividends declared	$80,381	$81,547	$242,014	$297,318
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and Diluted Earnings
Net income (loss)(1)	$63,397	$(56,384)	$70,009	$(241,279)
Weighted-average shares outstanding, basic and diluted(2)	171,812,685	173,637,101	171,903,127	173,881,116
Per share amount, basic and diluted	$0.37	$(0.32)	$0.41	$(1.39)

(1)Represents net income (loss) attributable to Blackstone Mortgage Trust, Inc.
(2)For both the three and nine months ended September 30, 2025 and September 30, 2024, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Refer to Note 13 for further discussion of our convertible notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of September 30, 2025, total accumulated other comprehensive income was $9.3 million, representing $93.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments, offset by $82.8 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and
$1.5 million of unrealized losses related to the changes in the fair value of derivative instruments held by unconsolidated entities. As of December 31, 2024, total accumulated other comprehensive income was $8.3 million, primarily representing
$272.1 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by
$263.9 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily
Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint
Venture. As of September 30, 2025, our Multifamily Joint Venture’s total equity was $44.7 million, of which $38.0 million was owned by us, and $6.7 million was allocated to non-controlling interests. As of December 31, 2024, our Multifamily
Joint Venture’s total equity was $45.9 million, of which $39.0 million was owned by us, and $6.9 million was allocated to non-controlling interests.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the three and nine months ended September 30, 2025, we incurred $16.8 million and $51.1 million, respectively, of management fees payable to our Manager compared to $18.6 million and $56.3 million, respectively, during the same periods in 2024. During the three and nine months ended September 30, 2025 and 2024, we did not incur any incentive fees payable to our Manager.
As of September 30, 2025 and December 31, 2024, we had accrued management fees payable to our Manager of
$16.8 million and $18.5 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Professional services	$3,351	$3,753	$11,543	$11,709
Operating and other costs	2,094	1,686	5,824	5,044
Subtotal(1)	5,445	5,439	17,367	16,753
Non-cash compensation expenses
Restricted class A common stock earned	7,130	7,728	21,053	23,400
Director stock-based compensation	172	256	517	658
Subtotal	7,302	7,984	21,570	24,058
Total general and administrative expenses	$12,747	$13,423	$38,937	$40,811

(1)During the three and nine months ended September 30, 2025, we recognized an aggregate $66,000 and $259,000, respectively, of expense related to our Multifamily Joint Venture, compared to $125,000 and $668,000, respectively, during the same periods in 2024.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2025 and December 31, 2024, we were in compliance with all REIT requirements.
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
During the three and nine months ended September 30, 2025, we recorded a current income tax provision of $1.5 million and $3.1 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. During the three and nine months ended September 30, 2024, we recorded a current income tax provision of $613,000 and $2.8 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
various state and local taxes. We did not have any deferred tax assets or liabilities as of September 30, 2025 or
December 31, 2024.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the
Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of September 30, 2025, we had
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of September 30, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.
18. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2025, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2025, there were 5,980,325 shares available under our current stock incentive plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-
average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2024	2,142,759	$21.13
Granted	511,012	17.88
Vested	(1,027,285)	21.17
Forfeited	(43,832)	19.41
Balance as of September 30, 2025	1,582,654	$20.10
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current stock incentive plans. The 1,582,654 shares of restricted class A common stock outstanding as of September 30, 2025 will vest as follows: 304,010 shares will vest in 2025; 863,026 shares will vest in
2026; and 415,618 shares will vest in 2027. As of September 30, 2025, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $30.2 million based on the grant date fair value of shares granted.
This cost is expected to be recognized over a weighted-average period of 1.0 year from September 30, 2025.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
19. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$19,505	$—	$19,505	$—	$72,454	$—	$72,454
Liabilities
Derivatives	$—	$2,557	$—	$2,557	$—	$5,238	$—	$5,238
This table excludes $104.9 million of investments in unconsolidated entities that are measured at fair value using net asset value as a practical expedient and not classified in the fair value hierarchy as September 30, 2025. No assets were measured at fair value using net asset value as a practical expedient as of December 31, 2024. Refer to Note 5 for further information.
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($
in thousands):

	September 30, 2025			December 31, 2024
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$377,921	$377,921	$377,921	$323,483	$323,483	$323,483
Loans receivable, net	17,371,200	18,188,534	17,407,513	18,313,582	19,203,126	18,288,958
Financial liabilities
Secured debt, net	9,540,224	9,548,332	9,450,250	9,696,334	9,705,529	9,590,400
Securitized debt obligations, net	2,470,067	2,479,417	2,455,101	1,936,956	1,936,967	1,838,089
Asset-specific debt, net	627,916	629,890	619,599	1,224,841	1,228,110	1,218,639
Loan participations sold, net	—	—	—	100,064	100,064	99,822
Secured term loans, net	1,774,913	1,808,127	1,812,573	1,732,073	1,764,437	1,765,668
Senior secured notes, net	785,215	785,316	801,487	771,035	785,316	780,931
Convertible notes, net	264,463	266,157	262,899	263,616	266,157	257,707
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the nine months ended months ended September 30, 2025, we modified two loans that included, among other changes, control over decision making at the respective properties. Similarly, during 2024, we modified two other loans that included, among other changes, an equity interest in and/or control over decision-making at the property. As a result of these modifications, our investments in these loans are VIEs. As of September 30, 2025, we are the primary beneficiary of, and therefore consolidated the assets of these VIEs on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$40,299	$9,145
Loans receivable	2,946,640	2,338,201
Current expected credit loss reserve	(133,345)	(202,400)
Loans receivable, net	2,813,295	2,135,801
Real estate owned, net	525,084	177,322
Other assets	234,188	126,518
Total assets	$3,612,866	$2,448,786
Liabilities
Securitized debt obligations, net	$2,470,067	$1,936,956
Other liabilities	41,177	13,277
Total liabilities	$2,511,244	$1,950,233
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
21. TRANSACTIONS WITH RELATED PARTIES
Our Manager
We are managed by our Manager pursuant to the Management Agreement. The current term of the Management
Agreement expires on December 19, 2025, and it will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of September 30, 2025 and December 31, 2024, our consolidated balance sheets included $16.8 million and $18.5 million, respectively, of accrued management fees payable to our Manager. During the three and nine months ended
September 30, 2025, we paid management fees of $17.0 million and $52.8 million, respectively, to our Manager, compared to $18.7 million and $64.0 million, respectively, during the same periods in 2024. In addition, during the three and nine months ended September 30, 2025, we incurred expenses of $449,000 and $868,000, respectively, that were paid by our
Manager and have been or will be reimbursed by us, compared to $340,000 and $1.4 million, respectively, of such expenses during the same periods in 2024.
As of September 30, 2025, our Manager held 828,213 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $17.1 million. These shares vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2025, we recorded non-cash expenses related to shares held by our Manager of $3.6 million and $10.9 million, respectively, compared to $4.2 million and $12.6 million, respectively, during the same periods in 2024. Refer to Note 18 for further details on our restricted class A common stock.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
As of September 30, 2025, our Manager, its affiliates (including Blackstone and Blackstone-advised investment vehicles),
Blackstone employees, and our directors held an aggregate 12,874,956 shares, or 7.5%, of our class A common stock, of which 8,234,581 shares, or 4.8%, were held by Blackstone and its subsidiaries. Additionally, our directors held 331,611 of deferred stock units as of September 30, 2025. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock and/or engage in derivatives transactions related to our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.
Affiliate Services
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles to provide various services. The following table details the costs incurred for these services ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Asset Class	2025	2024	2025	2024
Brio Real Estate Services, LLC, Brio Real Estate (UK) Ltd., and Brio Real Estate (AUS) Pty Ltd.(1)	n/a	$1,244	$—	$2,345	$—
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.(1)	n/a	353	384	696	945
Perform Properties, LLC(2)(3)	Office	1,903	38	2,797	82
LivCor, LLC(2)	Multifamily	46	—	322	—
BRE Hotels & Resorts, LLC(2)	Hospitality	284	—	1,153	—
LendingOne, LLC(4)	Multifamily	—	—	158	—
Total		$3,830	$422	$7,471	$1,027

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
BTIG, LLC(1)	$—	$84	$—	$124
Gryphon Mutual Property Americas IC(2)	697	57	1,845	142
Blackstone internal audit services	—	24	—	71
Lexington National Land Services(3)	170	—	216	—
Blackstone Securities Partners L.P.(4)	30	—	109	—
Total	$897	$165	$2,170	$337

(1)Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. BTIG has been engaged as a broker for repurchases of our Senior Secured Notes and Convertible Notes. During the nine months ended
September 30, 2025, there was no repurchase activity. During the nine months ended September 30, 2024, we repurchased $30.8 million and $33.8 million of our Senior Secured Notes and Convertible Notes, respectively, utilizing BTIG as a broker. Additionally, we have engaged BTIG as a sales agent to sell shares of our class A common stock under one of our ATM Agreements. During the nine months ended September 30, 2025 and 2024, we did not sell any shares under our ATM Agreements. Our engagements of BTIG are on terms equivalent to those of unaffiliated third parties under similar arrangements.
(2)In the first quarter of 2024, in order to provide insurance for our REO assets, we became a member of Gryphon
Mutual Property Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and advisory services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are paid annually and borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each party’s respective properties. During the nine months ended September 30, 2025 and 2024, we paid $1.4 million and
$400,000, respectively, to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. Of these amounts, $86,000 and $30,000, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon. The amounts included in the table above reflect the amortization of the insurance expense over the relevant periods of the respective policies.
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
(4)During the nine months ended September 30, 2025, Blackstone Securities Partners L.P., or BSP, an affiliate of our
Manager, was engaged as a member of the syndicate for both our B-6 Term Loan and our B-7 Term Loan. These engagements were on terms equivalent to those of unaffiliated third parties.
CT Investment Management Co., LLC, or CTIMCO, serves as the special servicer of all of our CLOs, and the Manager serves as the collateral manager and benchmark agent for our FL5 CLO issued in the first quarter of 2025. As of
September 30, 2025, two of our assets were in special servicing under the CLOs. CTIMCO and our Manager have waived any fees that would be payable to a third party serving in such roles pursuant to the applicable agreements, and no such fees have been paid or will become payable to CTIMCO or our Manager.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Transactions
During the nine months ended September 30, 2025, we invested $666.5 million in five senior loans and $123.6 million in four mezzanine loans to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
In the third quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $33.0 million participation in our $453.1 million B-7 Term Loan. In the second quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $83.9 million participation in our $1.0 billion B-6 Term Loan. In the fourth quarter of 2024, Blackstone-advised investment vehicles acquired (i) an aggregate $62.5 million participation in our $650.0 million B-5 Term Loan, and (ii) an aggregate $80.0 million of our $450.0 million December 2024 Senior Secured Notes. All of these transactions were part of broad syndications led by third-party banks, and were on terms equivalent to those of unaffiliated third parties. BSP, an affiliate of our Manager, was engaged as a member of the syndicate for these transactions. Our engagements of BSP are on terms equivalent to those of unaffiliated parties. See “—Affiliate Services” for further information.
In the first quarter of 2025, as part of a broad syndication led by third-party banks, Blackstone-advised investment vehicles acquired an aggregate $75.0 million of notes in our $1.0 billion FL5 CLO offering. All of these transactions were on terms equivalent to those of unaffiliated third parties.
In the second quarter of 2025, we entered into our Bank Loan Portfolio Joint Venture with a Blackstone-advised investment vehicle that concurrently acquired a $1.4 billion portfolio of performing commercial mortgage loans in which we made an equity investment of $57.6 million and our ownership interest was 29%. In the third quarter of 2025, our Bank
Loan Portfolio Joint Venture acquired a $606.0 million portfolio of performing commercial mortgage loans in which we made an equity investment of $44.7 million and our ownership interest was 50%. In the fourth quarter of 2024, we entered into our Net Lease Joint Venture with a Blackstone-advised investment vehicle to invest in triple net lease properties. We do not consolidate our Bank Loan Portfolio Joint Venture or our Net Lease Joint Venture as we do not have a controlling financial interest. As of September 30, 2025, the aggregate value of our equity investment in our Bank Loan Portfolio Joint
Venture was $104.9 million and our ownership interest was 35%, and the aggregate value of our equity investment in our
Net Lease Joint Venture was $77.7 million and our ownership interest was 75%. We, these joint ventures, and the
Blackstone-advised investment vehicles, together, have engaged and may in the future engage in certain financing, derivative and/or hedging arrangements related to these joint ventures. See Notes 5 and 7 for further information.
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
During the nine months ended September 30, 2025, proceeds from four of our loans were used by the unaffiliated third-
party borrowers to repay $554.4 million of performing loans held by Blackstone-advised investment vehicles, and proceeds from financing provided by Blackstone-advised investment vehicles were used by the unaffiliated third-party borrower to repay $148.8 million of a performing loan of ours. During the nine months ended September 30, 2024, proceeds from a loan held by a Blackstone-advised investment vehicle were used by the unaffiliated third-party borrower to repay
$98.6 million of a performing loan of ours, and proceeds from the sale of assets to a Blackstone-advised investment vehicle were used by the unaffiliated third-party borrower to repay $59.0 million of a performing loan of ours to the borrower.
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
22. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of September 30, 2025, we had aggregate unfunded commitments of $1.5 billion across 57 loans receivable, and
$800.1 million of committed or identified financings for those commitments, resulting in net unfunded commitments of
$732.3 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.1 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Principal Debt Repayments
Our contractual principal debt repayments as of September 30, 2025 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2025 (remaining)	$199,342	$—	$3,754	$—	$—	$203,096
2026	2,313,383	—	324,282	—	—	2,637,665
2027	2,821,019	76,549	15,015	335,316	266,157	3,514,056
2028	1,320,197	—	15,015	—	—	1,335,212
2029	1,162,807	390,357	448,862	450,000	—	2,452,026
Thereafter	1,731,584	162,984	1,001,199	—	—	2,895,767
Total obligation	$9,548,332	$629,890	$1,808,127	$785,316	$266,157	$13,037,822

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
(4)Total does not include $2.5 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of September 30, 2025, our six non-employee directors are entitled to annual compensation of $210,000 each, of which
$95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of September 30, 2025, the other two board members, the chairperson of the board and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the lead independent director receives additional annual cash compensation of $30,000, (ii) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and
(iii) the members of our audit and investment risk management committees receive additional annual cash compensation of
$10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
September 30, 2025, we were not involved in any material legal proceedings.
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
Macroeconomic Environment
During the third quarter, real estate transaction activity continued to strengthen as the recovery of commercial real estate from its cyclical downturn continued, further supported by the decline in construction starts and continuing low supply
(including in sectors in which our portfolio is concentrated, such as multifamily), as well as continuing improvement in the cost and availability of debt.
The Federal Reserve lowered interest rates in September 2025, and interest rates are likely to continue to decline.
Continued deceleration in inflation should also encourage further lowering of interest rates, which would be constructive for real estate values. Nevertheless, the timing, direction and extent of any future interest rate changes remain uncertain.
Earlier this year, tariff announcements in the U.S. and ongoing global trade negotiations contributed to significant uncertainty and volatility of debt and equity markets. More recently, there has been greater clarity in the U.S. policy environment and lower market volatility. Nevertheless, a resurfacing of policy-driven uncertainty or market volatility could adversely affect us, our borrowers, their tenants and the value of the real estate assets related to our investments.

I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, Distributable Earnings prior to charge-offs, and book value per share.
For the three months ended September 30, 2025, we recorded basic net earnings per share of $0.37, declared a dividend of
$0.47 per share, reported $0.24 per share of Distributable Earnings, and reported $0.48 per share of Distributable Earnings prior to charge-offs. In addition, our book value as of September 30, 2025 was $20.99 per share, which is net of cumulative
CECL reserves of $4.16 per share.
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

	Three Months Ended
	September 30, 2025	June 30, 2025
Net income(1)	$63,397	$6,969
Weighted-average shares outstanding, basic	171,812,685	171,893,905
Net income per share, basic	$0.37	$0.04

(1)Represents net income attributable to Blackstone Mortgage Trust. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net (loss) income per share.
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

	Three Months Ended
	September 30, 2025	June 30, 2025
Net income(1)	$63,397	$6,969
Charge-offs of CECL reserves(2)	(42,111)	(45,057)
(Decrease) increase in CECL reserves	(987)	45,593
Depreciation and amortization of real estate owned(3)	15,388	17,046
Non-cash compensation expense	7,302	7,303
Realized hedging and foreign currency loss, net(4)	(1,511)	(703)
Allocable share of adjustments related to unconsolidated entities(5)	(990)	1,665
Cash (non-cash) income from Agency Multifamily Lending Partnership, net(6)	35	(127)
Adjustments attributable to non-controlling interests, net	(41)	(52)
Other items	(46)	(11)
Distributable Earnings	$40,436	$32,626
Charge-offs of CECL reserves(2)	42,111	45,057
Distributable Earnings prior to charge-offs of CECL reserves	$82,547	$77,683
Weighted-average shares outstanding, basic(7)	171,812,685	171,893,905
Distributable Earnings per share, basic	$0.24	$0.19
Distributable Earnings per share, basic, prior to charge-offs of CECL reserves	$0.48	$0.45

(1)Represents net income attributable to Blackstone Mortgage Trust.
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
(5)Allocable share of adjustments related to unconsolidated entities reflects our share of non-cash items such as (i)
$(2.3) million of unrealized gains recorded by such unconsolidated entities, (ii) $1.3 million of depreciation and amortization, and (iii) related adjustments for realized gains, if any.
(6)Represents (i) the non-cash income recognized under GAAP related to our Agency Multifamily Lending
Partnership, in which we receive a portion of origination, servicing, and other fees for loans we refer to MTRCC for origination, offset by the related loss-sharing obligation accruals and (ii) the cash received related to such income previously recognized under GAAP. Refer to Note 2 to our consolidated financial statements for further information on our Agency Multifamily Lending Partnership.
(7)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our
Convertible Notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable
Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2025	June 30, 2025
Stockholders’ equity	$3,590,702	$3,616,772
Shares
Class A common stock	170,720,119	171,593,590
Deferred stock units	331,611	323,877
Total outstanding	171,051,730	171,917,467
Book value per share(1)	$20.99	$21.04

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.
II. Investments
Loan Originations
During the three months ended September 30, 2025, we originated or acquired $945.1 million of loans, including our share of a loan portfolio acquired by our Bank Loan Portfolio Joint Venture.
The following table details our loan origination activity ($ in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Loan originations(1)	$642,063	$4,376,757
Loan portfolio acquisitions(2)	303,001	719,410
Total originations	$945,064	$5,096,167

(1)Includes new loan originations and acquisitions, and additional commitments made under existing loans.
(2)Represents our share of loans that were acquired by our Bank Loan Portfolio Joint Venture. This reflects our aggregate 35% ownership interest in the joint venture, which is included in investments in unconsolidated entities on our consolidated balance sheets.
Loan Portfolio
Loan Portfolio Activity
During the three months ended September 30, 2025, loan fundings totaled $496.8 million and loan repayments and sales totaled $1.6 billion. During the three months ended September 30, 2025, we generated interest income of $346.0 million and incurred interest expense of $247.1 million, which resulted in $98.9 million of net interest income.
The following table details our loan portfolio activity ($ in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Loan fundings(1)	$496,791	$3,945,271
Loan repayments and sales(1)	(1,641,950)	(5,047,271)
Total net repayments	$(1,145,159)	$(1,102,000)

(1)Excludes amounts held by our Bank Loan Portfolio Joint Venture, which is included in investments in unconsolidated entities on our consolidated balance sheets.

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

September 30, 2025
Number of loans	137
Principal balance	$18,188,534
Net book value	$17,371,200
Unfunded loan commitments(1)	$1,532,429
Weighted-average cash coupon(2)	+ 3.24%
Weighted-average all-in yield(2)	+ 3.46%
Weighted-average maximum maturity (years)(3)	2.4
Origination loan-to-value (LTV)(4)	64.0%

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable to each investment. As of
September 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to
SOFR. The remaining 2% of our loans by principal balance earned a fixed rate of interest.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of September 30, 2025, 31% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 69% were open to repayment by the borrower without penalty.
(4)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired.
The following table details the index rate floors for our loans receivable portfolio as of September 30, 2025 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$180,857	$137,149	$318,006
0.00% or no floor(2)	1,796,816	4,966,038	6,762,854
0.01% to 1.00% floor	2,628,392	972,584	3,600,976
1.01% to 2.00% floor	676,479	1,371,685	2,048,164
2.01% to 3.00% floor	3,791,304	139,838	3,931,142
3.01% or more floor	1,313,773	213,619	1,527,392
Total(3)	$10,387,621	$7,800,913	$18,188,534

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of September 30, 2025, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.25%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.90%.

The following table details the floating benchmark rates for our loans receivable portfolio as of September 30, 2025 (loans receivable principal balance amounts in thousands):

Loan Count	Currency	Loans Receivable Principal Balance	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
103		$$10,387,621	SOFR	+ 3.11%	+ 3.32%
17		££2,336,656	SONIA	+ 3.38%	+ 3.46%
10		€€2,205,311	EURIBOR	+ 2.93%	+ 3.33%
7	Various	$2,071,333	Other(3)	+ 4.02%	+ 4.24%
137		$18,188,534		+ 3.24%	+ 3.46%

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
(3)Includes floating rate loans indexed to STIBOR, CORRA, and BBSY indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of September 30,
2025:
Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30,
2025, which is our principal balance net of (i) $629.9 million of asset-specific debt, (ii) $69.2 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $695.7 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans. Geographic locations that represent less than 1% of net loan exposure are excluded from the chart.
(2)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
As of September 30, 2025, 96% of our loans were performing with risk ratings of “1” through “4,” and the remaining 4%
were impaired with a risk rating of “5.” As of September 30, 2025, all borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-
capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of September 30, 2025, we had an aggregate $505.4 million asset-specific CECL reserve related to

12 of our loans receivable, with an aggregate amortized cost basis of $1.2 billion, net of cost-recovery proceeds. This
CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of
September 30, 2025.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assess the performance of each loan, and assign it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.0 as of both September 30, 2025 and December 31, 2024.
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	6	$409,199	$408,355
2	22	3,173,245	3,007,691
3	80	10,578,120	10,087,715
4	17	2,732,203	2,619,771
5	12	1,174,152	670,206
Loans receivable	137	$18,066,919	$16,793,738
CECL reserve		(695,719)
Loans receivable, net		$17,371,200

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30,
2025, which is our principal balance net of (i) $629.9 million of asset-specific debt, (ii) $69.2 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $695.7 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the three months ended September 30, 2025, we recorded a net decrease of $45.1 million in the CECL reserves against our loans receivable portfolio, primarily driven by a $53.4 million decrease in our asset-specific CECL reserves, including charge-offs of our CECL reserves of $42.1 million. This was offset by an $8.2 million increase in our general
CECL reserves, bringing our total loans receivable CECL reserve to $695.7 million as of September 30, 2025. The increase in our general CECL reserves was primarily as a result of an increase in the historical loss rate used in reserve calculations as a result of additional CECL charge-offs.
The charge-offs primarily related to two previously impaired loans secured by a hospitality asset in New York, NY and an office asset in Atlanta, GA, that were resolved and transferred to REO during the three months ended September 30, 2025 pursuant to loan modifications that resulted in us consolidating the collateral assets. Refer to Notes 4 and 20 for further information.
As of September 30, 2025, we had an aggregate $505.4 million asset-specific CECL reserve related to 12 of our loans receivable, with an aggregate amortized cost basis of $1.2 billion, net of cost-recovery proceeds, and a concentration in the office sector with $382.2 million of reserves, generally driven by reduced tenant and capital markets demand in the office sector in recent years. Impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of September 30, 2025.
No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three and nine months ended September 30, 2025, we received an aggregate $9.7 million and $39.4 million, respectively, of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of September 30, 2025, all borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.
Real Estate Owned
As part of our portfolio management strategy to maximize economic outcomes, we may hold certain real estate owned, or
REO, assets resulting from transactions in which we assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property. As of September 30, 2025, we had 10
REO assets with an aggregate carrying value of $1.0 billion.
Multifamily Joint Venture
As of September 30, 2025, our Multifamily Joint Venture held a $43.3 million loan, which is included in the loan disclosures above. As of September 30, 2025, our Multifamily Joint Venture also held a $32.1 million REO asset. Refer to
Note 2 to our consolidated financial statements for further discussion of our multifamily joint venture.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into our Agency Multifamily Lending Partnership that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae DUS and Freddie Mac Optigo lending platforms. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. During the nine months ended September 30,
2025, we referred one loan to MTRCC.
Net Lease Joint Venture
In the fourth quarter of 2024, we entered into our Net Lease Joint Venture with a Blackstone-advised investment vehicle to invest in triple net lease properties. Our investment in the joint venture is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of September 30, 2025, our investment in unconsolidated entities related to the joint venture totaled $77.7 million. During the nine months ended September 30, 2025 we contributed $76.4 million to the joint venture, did not receive any distributions, and recorded a $1.6 million loss from unconsolidated entities in our consolidated statements of operations.
Bank Loan Portfolio Joint Venture
In the second quarter of 2025, we entered into our Bank Loan Portfolio Joint Venture with a Blackstone-advised investment vehicle. In the second quarter of 2025, the Bank Loan Portfolio Joint Venture acquired a $1.4 billion portfolio of 171 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by retail and multifamily properties located across various markets in the Mid-Atlantic region, are primarily fixed rate, and were acquired at a discount to par. In the third quarter of 2025, the Bank Loan Portfolio Joint Venture acquired a $606.0 million portfolio of 425 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by net lease retail assets located throughout the United States, are fixed rate, and were acquired at a discount to par. We have an aggregate 35% ownership interest in the joint venture as of September 30, 2025.

Our Bank Loan Portfolio Joint Venture is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of September 30, 2025, our investment in the joint venture totaled $104.9 million. During the nine months ended September 30, 2025, we contributed $102.3 million to the joint venture, did not receive any distributions, and recorded $2.6 million of income from unconsolidated entities in our consolidated statements of operations.
Loan Portfolio Financing
Our loan portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2025	December 31, 2024
Secured debt	$9,548,332	$9,705,529
Securitizations	2,479,417	1,936,967
Asset-specific debt	629,890	1,228,110
Total loan portfolio financing	$12,657,639	$12,870,606
Secured Debt
The following table details our secured credit facilities by spread over the applicable base rates as of September 30, 2025 ($
in thousands):

	Nine Months Ended September 30, 2025	September 30, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,385,800	$4,547,118	+1.54%	$6,600,493	+2.99%	+1.45%
+ 1.51% to + 1.75%	555,478	2,564,711	+1.75%	3,375,095	+3.48%	+1.73%
+ 1.76% to + 2.00%	104,841	935,067	+2.10%	1,766,876	+3.28%	+1.18%
+ 2.01% or more	137,147	1,501,436	+2.63%	2,340,713	+4.24%	+1.61%
Total	$2,183,266	$9,548,332	+1.82%	$14,083,177	+3.35%	+1.53%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the nine months ended September 30, 2025.
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
(4)Represents the weighted-average all-in cost as of September 30, 2025 and is not necessarily indicative of the spread applicable to recent or future borrowings.
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

	September 30, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$821,900	+ 2.15%	October 2042
Underlying Collateral Assets	17	898,950	898,950	+ 3.50%	September 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	609,741	609,741	+ 1.45%	May 2038
Underlying Collateral Assets	18	759,956	759,956	+ 2.66%	March 2027
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	457,129	457,129	+ 2.51%	November 2037
Underlying Collateral Assets	12	625,580	625,580	+ 2.78%	February 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	581,297	581,297	+ 1.76%	February 2038
Underlying Collateral Assets	12	813,742	813,742	+ 2.71%	March 2027
Total
Senior CLO Securities Outstanding(5)	4	$2,479,417	$2,470,067	+ 1.95%
Underlying Collateral Assets	59	$3,098,228	$3,098,228	+ 3.15%

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
(5)During the three and nine months ended September 30, 2025, we recorded $40.0 million and $107.8 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Note 8 and Note 20 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	September 30, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	3	$629,890	$627,916	+ 3.18%	October 2029
Collateral assets	3	$781,189	$775,248	+ 4.52%	October 2029

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	September 30, 2025	December 31, 2024
Term loans	$1,808,127	$1,764,437
Senior secured notes	785,316	785,316
Convertible notes	266,157	266,157
Total corporate financing	$2,859,600	$2,815,910

The following table details our outstanding senior term loan facilities, or Term Loans, our outstanding Senior Secured
Notes, or Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of September 30, 2025 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)		All-in Cost(1)(2)	Maturity
Term Loans
B-1 Term Loan	$309,268	+ 2.36%		+ 2.53%	April 23, 2026
B-6 Term Loan	1,045,754	+ 3.00%		+ 3.55%	December 10, 2030
B-7 Term Loan	453,105	+ 2.50%		+ 3.05%	May 9, 2029
Total term loans	$1,808,127
Senior Secured Notes
October 2021	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	7.75%	(3)	8.14%	December 1, 2029
Total senior secured notes	$785,316
Convertible Notes
Convertible Notes(4)	$266,157	5.50%		5.79%	March 15, 2027
Total corporate financings	$2,859,600

(1)The B-6 Term Loan and the B-7 Term Loan borrowings are subject to a benchmark interest rate floor of 0.50%. The
Term Loans are indexed to one-month SOFR.
(2)Includes issue discounts, transaction expenses, and/or issuance costs, as applicable, that are amortized through interest expense over the life of each respective financing.
(3)Represents the stated coupon rate of the notes. We have entered into an interest rate swap that effectively converts our fixed rate exposure to a SOFR + 3.95% floating rate exposure. Refer to Note 12 to our consolidated financial statements for further information.
(4)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of September 30, 2025.
Refer to Note 2, Note 11, Note 12, and Note 13 to our consolidated financial statements for further discussion of our Term
Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Loan Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of September 30, 2025
(amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)	$8,975,881	£2,224,306	€2,205,311	$2,071,333
Floating rate portfolio financings(2)(5)(6)	(6,900,576)	(1,685,131)	(1,564,506)	(1,655,445)
Floating rate corporate financings(7)	(2,258,126)	—	—	—
Net floating rate exposure	$(182,821)	£539,175	€640,805	$415,888
Net floating rate exposure in USD(8)	$(182,821)	$724,974	$751,920	$415,888

(1)Includes Australian Dollar, Canadian Dollar, and Swedish Krona currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Excludes $1.2 billion of floating rate impaired loans.
(4)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’
exposure to an increase in interest rates.
(5)Excludes amounts related to our investments in unconsolidated entities.
(6)Includes amounts outstanding under secured debt, securitizations, and asset-specific debt. Excludes amounts related to the indebtedness of our unconsolidated entities.
(7)Includes amounts outstanding under Term Loans and the December 2024 Senior Secured Notes. In connection with the issuance of the December 2024 Senior Secured Notes, we entered into an interest rate swap with a notional amount of $450.0 million to effectively convert our fixed rate exposure to floating rate exposure for such notes.
(8)Represents the U.S. dollar equivalent as of September 30, 2025.
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. During the nine months ended September 30, 2025, interest rate caps on
$6.5 billion of performing loans, with a 3.7% weighted-average strike price, expired and 93% were replaced with new interest rate caps, with a weighted-average strike price of 3.8%, or interest guarantees.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended
September 30, 2025 and June 30, 2025 ($ in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2025	June 30, 2025	$
Income from loans and other investments
Interest and related income	$345,959	$359,537	$(13,578)
Less: Interest and related expenses	247,055	264,727	(17,672)
Income from loans and other investments, net	98,904	94,810	4,094
Revenue from real estate owned	33,733	38,812	(5,079)
Other income	74	231	(157)
Total net revenues	132,711	133,853	(1,142)
Expenses
Management and incentive fees	16,849	17,036	(187)
General and administrative expenses	12,747	13,526	(779)
Expenses from real estate owned	43,100	47,796	(4,696)
Other expenses	6	—	6
Total expenses	72,702	78,358	(5,656)
Decrease (increase) in current expected credit loss reserve	987	(45,593)	46,580
Income (loss) from unconsolidated entities	3,924	(2,015)	5,939
Income before income taxes	64,920	7,887	57,033
Income tax provision	1,512	903	609
Net income	63,408	6,984	56,424
Net income attributable to non-controlling interests	(11)	(15)	4
Net income attributable to Blackstone Mortgage Trust, Inc.	$63,397	$6,969	$56,428
Net income per share of common stock, basic and diluted	$0.37	$0.04	$0.33

Weighted-average shares of common stock outstanding, basic and diluted	171,812,685	171,893,905	(81)
Dividends declared per share	$0.47	$0.47	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $4.1 million during the three months ended September 30, 2025 compared to the three months ended June 30, 2025. The increase was primarily driven by (i) a $555.4 million decrease in the weighted-average principal balance of our outstanding financing arrangements during the three months ended
September 30, 2025 compared to the three months ended June 30, 2025, and (ii) a $3.8 million increase as a result of the receipt of unaccrued default interest upon repayment of a loan that was previously in maturity default during the three months ended September 30, 2025. This was offset by a decrease in the weighted-average principal balance of our loan portfolio by $681.2 million during the three months ended September 30, 2025.
Revenue from real estate owned
Revenue from REO decreased by $5.1 million during the three months ended September 30, 2025 compared to the three months ended June 30, 2025. The decrease was primarily due to seasonality of the operations at our hospitality assets.

Other income
Other income relates to origination, servicing, and other fees recognized in connection with our Agency Multifamily
Lending Partnership. Other income decreased by $157,000 during the three months ended September 30, 2025 compared to the three months ended June 30, 2025, as a result of no loan referrals pursuant to the Agency Multifamily Lending
Partnership during the three months ended September 30, 2025 that were originated and sold by MTRCC, compared to one corresponding loan referral during the three months ended June 30, 2025.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from real estate owned, and other expenses. Expenses decreased by $5.7 million during the three months ended
September 30, 2025 compared to the three months ended June 30, 2025 primarily due to (i) a decrease in expenses from real estate owned primarily due to lower operating expenses at certain of our REO assets, and (ii) a decrease in general and administrative expenses, primarily due to lower professional services expenses.
Changes in current expected credit loss reserve
During the three months ended September 30, 2025, we recorded a $1.0 million decrease in our CECL reserves, as compared to a $45.6 million increase during the three months ended June 30, 2025. The decrease during the three months ended September 30, 2025 is primarily due to a $53.4 million decrease in our asset-specific CECL reserves, primarily as a result of the resolution of two previously impaired loans. The charge-offs primarily related to two previously impaired loans secured by a hospitality asset in New York, NY and an office asset in Atlanta, GA, that were resolved and transferred to REO during the three months ended September 30, 2025 pursuant to loan modifications that resulted in us consolidating the collateral assets. This decrease was partially offset by an $8.2 million increase in our general CECL reserves driven by an increase in the historical loss rate used in reserve calculations as a result of additional CECL charge-offs.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of September 30, 2025.
Income (loss) from unconsolidated entities
During the three months ended September 30, 2025, we recorded income from unconsolidated entities of $3.9 million compared to a loss of $2.0 million during the three months ended June 30, 2025. This increase was primarily due to our share of income from our Bank Loan Portfolio Joint Venture as the three months ended September 30, 2025 reflected a full quarter of income recognition related to the portfolio our Bank Loan Portfolio Joint Venture acquired in June.
Income tax provision
The income tax provision increased by $609,000 during the three months ended September 30, 2025 compared to the three months ended June 30, 2025 primarily due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended September 30, 2025, we declared dividends of $0.47 per share, or $80.2 million in aggregate. During the three months ended June 30, 2025, we declared dividends of $0.47 per share, or  $80.6 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the nine months ended
September 30, 2025 and 2024 ($ in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2025	2024	$
Income from loans and other investments
Interest and related income	$1,037,553	$1,382,367	$(344,814)
Less: Interest and related expenses	754,015	1,004,854	(250,839)
Income from loans and other investments, net	283,538	377,513	(93,975)
Revenue from real estate owned	109,578	1,214	108,364
Other income	395	—	395
Gain on extinguishment of debt	—	5,352	(5,352)
Total net revenues	393,511	384,079	9,432
Expenses
Management and incentive fees	51,120	56,258	(5,138)
General and administrative expenses	38,937	40,811	(1,874)
Expenses from real estate owned	137,198	3,647	133,551
Other expenses	6	—	6
Total expenses	227,261	100,716	126,545
Increase in current expected credit loss reserve	(94,111)	(519,747)	425,636
Income from unconsolidated entities	1,035	—	1,035
Income (loss) before income taxes	73,174	(236,384)	309,558
Income tax provision	3,133	2,832	301
Net income (loss)	70,041	(239,216)	309,257
Net income attributable to non-controlling interests	(32)	(2,063)	2,031
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$70,009	$(241,279)	$311,288
Net income (loss) per share of common stock, basic and diluted	$0.41	$(1.39)	$1.80

Weighted-average shares of common stock outstanding, basic and diluted	171,903,127	173,881,116	(1,978)
Dividends declared per share	$1.41	$1.71	$(0.30)
Income from loans and other investments, net
Income from loans and other investments, net decreased $94.0 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to (i) a decrease in average floating rate indices during the nine months ended September 30, 2025 compared to the nine months ended September 30,
2024, (ii) a $3.9 billion decrease in the weighted-average principal balance of our loan portfolio during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, and (iii) a decline in interest income related to additional loans accounted for under the cost-recovery method or loans that are now accounted for as REO assets during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was offset by a $2.6 billion decrease in the weighted-average principal balance of our outstanding financing arrangements during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Revenue from real estate owned
Revenue from REO increased by $108.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the acquisition of seven additional REO assets.

Gain on extinguishment of debt
Gain on extinguishment of debt decreased by $5.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. There was no debt repurchase activity during the nine months ended
September 30, 2025. During the nine months ended September 30, 2024 we recognized a gain on extinguishment of debt of
$5.4 million related to the repurchase of an aggregate principal amount of $33.8 million, $30.8 million, and $2.3 million, of our Convertible Notes, Senior Secured Notes, and B-1 Term Loan, respectively.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from real estate owned, and other expenses. Expenses increased by $126.5 million during the nine months ended
September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $133.6 million increase in expenses from real estate owned due to the acquisition of seven additional REO assets. This was partially offset by (i) a
$5.1 million decrease in management fees payable to our Manager, driven primarily by lower Distributable Earnings, and
(ii) a $1.9 million decrease in general and administrative expenses primarily due to a $2.3 million decrease in non-cash restricted stock amortization related to shares awarded under our long-term incentive plans.
Changes in current expected credit loss reserve
During the nine months ended September 30, 2025, we recorded a $94.1 million increase in our CECL reserves, as compared to a $519.7 million increase during the nine months ended September 30, 2024. The increase during the nine months ended September 30, 2025 is primarily due to an increase in our asset-specific CECL reserves, primarily as a result of three additional loans that were impaired during the nine months ended September 30, 2025. Two of the loans that were impaired during the nine months ended September 30, 2025 were secured by office assets, and one was secured by a life sciences / studio asset. The office sector has generally faced reduced tenant and capital markets demand in recent years.
Impairments are each determined individually as a result of changes in the specific credit quality factors for such loans.
These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii)
borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. Additionally, we recorded an increase in our general CECL reserves as a result of changes in the historical loss rate.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of September 30, 2025.
Income from unconsolidated entities
Income from unconsolidated entities of $1.0 million primarily represents our share of income from our Bank Loan
Portfolio Joint Venture, offset by the acquisition costs incurred by our Bank Loan Portfolio Joint Venture in acquiring two portfolios of commercial mortgage loans during the nine months ended September 30, 2025. Additionally, this represents our share of the loss incurred by the Net Lease Joint Venture during the nine months ended September 30, 2025, driven by depreciation of the underlying real estate assets owned by the Net Lease Joint Venture. There was no income or loss from unconsolidated entities during the nine months ended September 30, 2024.
Income tax provision
The income tax provision increased by $301,000 during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the nine months ended September 30, 2025, we declared dividends of $1.41 per share, or $241.5 million in aggregate. During the nine months ended September 30, 2024, we declared dividends of $1.71 per share, or $296.6 million in aggregate.

IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of September 30, 2025, our capitalization structure included $3.6 billion of common equity, $2.9 billion of corporate debt, and $12.7 billion of asset-level financings. Our $2.9 billion of corporate debt includes $1.8 billion of Term Loan borrowings, $785.3 million of Senior Secured Notes, and $266.2 million of
Convertible Notes. Our $12.7 billion of asset-level financings includes $9.5 billion of secured debt, $2.5 billion of securitizations, and $629.9 million of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of September 30, 2025, we had $1.3 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 7, 8, 9, 11, 12, and 13 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2025	December 31, 2024
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.5x	3.5x
Adjusted debt-to-equity ratio(3)	2.9x	3.0x
Total leverage ratios(1)
Total leverage ratio(4)	4.2x	4.0x
Adjusted total leverage ratio(5)	3.5x	3.4x

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
The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	September 30, 2025	December 31, 2024
Total equity	$3,597,403	$3,794,189
Add back: aggregate CECL reserves	711,608	746,495
Adjusted Equity	$4,309,011	$4,540,684
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$377,921	$323,483
Available borrowings under secured debt	844,070	1,111,206
Loan principal payments held by servicer, net(1)	94,315	74,313
	$1,316,306	$1,509,002

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the nine months ended September 30, 2025, we generated cash flow from operating activities of $139.6 million and received $4.8 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through provisions of certain of our CLOs, which allow us to effectively replace a repaid loan in the CLO by replenishment, increasing the principal amount of existing CLO collateral assets, or reinvestment, purchasing an equal amount of new eligible CLO collateral, to maintain the aggregate amount of collateral assets in the
CLO, and the related financing outstanding.
We have access to further liquidity through public and private offerings of equity and debt securities, syndicated term loans, and similar transactions. To facilitate public offerings, in July 2025, we filed a shelf registration statement with the
SEC that is effective for a term of three years and expires in July 2028. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock; (ii)
preferred stock; (iii) depositary shares representing preferred stock; (iv) debt securities; (v) warrants; (vi) subscription rights; (vii) purchase contracts; and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which
9,966,682 shares of class A common stock were available for issuance as of September 30, 2025, and our “at the market”
stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of September 30, 2025. Refer to Note 15 to our consolidated financial statements for additional details.

Uses of Liquidity
In addition to funding our lending and other investment activity and our general operating expenses, our primary uses of liquidity include interest and principal payments with respect to our $9.5 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes.
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
During the nine months ended September 30, 2025, we repurchased 2,653,583 shares of class A common stock at a weighted-average price per share of $17.97, for a total cost of $47.7 million. As of September 30, 2025, the amount remaining available for repurchases under the program was $73.1 million. In October 2025, we repurchased an additional
3,336,416 shares of class A common stock at a weighted-average price per share of $18.38, for a total cost of
$61.3 million, such that the amount remaining available for repurchases under the program was $11.6 million. Following these repurchases, our board of directors amended the program, such that, as of the date of this filing, we are authorized to repurchase up to $150.0 million of our class A common stock under the program, as amended.
From time to time we have repurchased and may continue to repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
As of September 30, 2025, we had unfunded commitments of $1.5 billion related to 57 loans receivable and $800.1 million of committed or identified financing for those commitments resulting in net unfunded commitments of $732.3 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.1 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2025 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,532,429	$430,678	$739,088	$352,038	$10,625
Principal repayments under secured debt(3)	9,548,332	1,586,786	5,013,671	2,947,875	—
Principal repayments under asset-specific debt(3)	629,890	—	76,548	553,342	—
Principal repayments of term loans(4)	1,808,127	324,282	30,030	460,479	993,336
Principal repayments of senior secured notes	785,316	—	335,316	450,000	—
Principal repayments of convertible notes(5)	266,157	—	266,157	—	—
Interest payments(3)(6)	2,074,860	732,584	876,018	450,229	16,029
Total(7)	$16,645,111	$3,074,330	$7,336,828	$5,213,963	$1,019,990

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
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of
September 30, 2025 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.5 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by operating activities	$139,565	$281,908
Cash flows provided by investing activities	601,564	2,150,500
Cash flows used in financing activities	(694,160)	(2,458,947)
Net increase (decrease) in cash and cash equivalents	$46,969	$(26,539)
We experienced a net increase in cash and cash equivalents of $47.0 million for the nine months ended September 30,
2025, compared to a net decrease of $26.5 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we (i) received $4.8 billion from loan principal collections and sales proceeds, (ii) received
$831.3 million of net proceeds from the issuance of a securitized debt obligation, and (iii) received a net $50.0 million under our secured term loan borrowings. Also, during the nine months ended September 30, 2025, we (i) funded
$3.9 billion of loans, (ii) repaid a net $601.8 million of asset-specific financings, (iii) repaid a net $342.9 million under our secured debt borrowings, (iv) paid $242.5 million of dividends on our class A common stock, (v) repaid $193.3 million of securitized debt obligations, (vi) invested $178.7 million in unconsolidated entities, and (vii) paid $47.8 million to repurchase shares of our class A common stock.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 7, 8, and
15 to our consolidated financial statements for further discussion of our secured debt, securitized debt obligations, and equity, respectively.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2025 and December 31, 2024, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income.
Refer to Note 17 to our consolidated financial statements for further discussion of our income taxes.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2025.
•Impairment: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance,
(ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserves by applying the practical expedient for collateral dependent loans. The CECL reserves are assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge off the impairment losses in our consolidated financial statements prepared in accordance with GAAP if and when such amounts are deemed non-
recoverable. This is generally at the time a loan is repaid or foreclosed, or the underlying collateral assets are otherwise consolidated. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.

These assumptions vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve.
The sensitivity of each assumption and its impact on the CECL reserves may change over time and from period to period.
During the nine months ended September 30, 2025, our CECL reserves decreased by $34.9 million, bringing our total reserves to $711.6 million as of September 30, 2025. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.
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
Real Estate Owned
We may assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-
in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property, resulting in us consolidating the real estate assets as VIEs. These real estate acquisitions are classified as real estate owned, or REO, on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations,” or ASC 805.
Upon acquisition of REO assets, we assess the fair value of acquired tangible and intangible assets, which may include land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities, as applicable, and allocate the fair value to the acquired assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. We capitalize acquisition-related costs associated with asset acquisitions.
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
As of September 30, 2025, we had 10 REO assets that were all classified as held for investment.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2025 ($ in millions):

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)		All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Mixed-Use	Dublin, IE	8/14/2019	$1,018	$970	$969	+3.20%		+3.95%	1/29/2027	$280 / sqft	74%	3
2	Hospitality	Diversified, AU	6/24/2022	875	875	869	+4.75%		+4.93%	6/21/2030	$398 / sqft	59%	3
3	Mixed-Use	Diversified, Spain	3/22/2018	548	548	548	+3.25%		+3.31%	3/15/2026	n / a	71%	4
4	Industrial	Diversified, SE	3/30/2021	506	506	505	+3.20%		+3.41%	5/15/2026	$92 / sqft	76%	2
5	Mixed-Use	Austin	6/28/2022	675	488	483	+4.60%		+5.08%	7/9/2029	$405 / sqft	53%	3
6	Self-Storage	Diversified, CAN	2/20/2025	449	449	449	+3.50%		+3.50%	2/9/2030	$157 / sqft	58%	2
7	Mixed-Use	New York	12/9/2021	385	382	382	+2.76%		+3.00%	12/9/2026	$131 / sqft	50%	3
8	Industrial	Diversified, UK	4/7/2025	350	350	348	+2.55%		+2.88%	4/7/2030	$347 / sqft	67%	3
9	Multifamily	London, UK	12/23/2021	347	347	343	+4.25%		+4.95%	6/24/2028	$383,322 / unit	59%	3
10	Office	Chicago	12/11/2018	356	337	339	+1.75%		+1.75%	12/9/2026	$282 / sqft	78%	4
11	Industrial	Diversified, UK	5/15/2025	304	304	303	+2.70%		+2.89%	5/15/2028	$144 / sqft	69%	3
12	Industrial	Diversified, UK	5/6/2022	301	301	301	+3.50%		+3.71%	5/6/2027	$95 / sqft	53%	2
13	Other	Diversified, UK	1/11/2019	291	291	291	+5.17%		+5.06%	6/14/2028	$231 / sqft	74%	3
14	Office	Washington, DC	9/29/2021	293	288	287	+2.81%		+3.07%	10/9/2026	$375 / sqft	66%	2
15	Office	Seattle	1/26/2022	338	286	285	+4.10%		+4.77%	2/9/2027	$598 / sqft	56%	3
16	Multifamily	New York	2/27/2020	273	273	273	+2.70%		+2.83%	1/9/2027	$600,280 / unit	59%	3
17	Industrial	Diversified, EUR	6/5/2025	249	249	246	+2.70%		+2.97%	7/19/2030	$67 / sqft	70%	3
18	Office	New York	4/11/2018	243	243	242	+2.25%		+2.62%	3/7/2028	$307 / sqft	52%	4
19	Multifamily	London, UK	7/16/2021	246	237	237	+3.25%		+3.51%	2/15/2027	$243,585 / unit	69%	3
20	Multifamily	Reno	2/23/2022	240	230	230	+2.60%		+3.07%	3/9/2027	$213,925 / unit	74%	3
21	Office	Berlin, DEU	6/27/2019	260	227	227	+1.00%		+1.13%	6/6/2030	$475 / sqft	62%	4
22	Mixed-Use	New York	12/22/2016	252	222	216	+10.50%		+10.50%	6/9/2028	$313 / sqft	n/m	5
23	Industrial	Diversified, US	2/13/2025	227	210	208	+3.10%		+3.49%	3/9/2030	$716,919 / acre	62%	3
24	Industrial	Diversified, UK	3/28/2025	206	206	204	+2.45%		+2.74%	3/28/2030	$129 / sqft	69%	3
25	Industrial	Diversified, UK	4/11/2025	202	202	200	+2.40%		+2.77%	4/11/2030	$115 / sqft	69%	3
26	Office	Denver	2/15/2022	191	185	169	+2.90%		+2.90%	3/9/2027	$367 / sqft	n/m	5
27	Office	New York	7/23/2021	244	184	184	-1.30%	(7)	-1.03%	8/9/2028	$596 / sqft	53%	4
28	Retail	Diversified, UK	3/9/2022	182	182	181	+2.75%		+2.88%	8/15/2028	$154 / sqft	55%	2
29	Life Sciences	Boston	5/13/2021	199	179	179	+3.66%		+3.66%	6/9/2026	$897 / sqft	n/m	5
30	Multifamily	Dallas	1/27/2022	178	178	179	+3.10%		+3.24%	2/9/2027	$116,020 / unit	71%	4

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Hospitality	Los Angeles	3/7/2022	$156	$156	$156	+3.45%	+3.66%	6/9/2026	$624,000 / key	64%	3
32	Hospitality	New York	6/4/2018	153	153	153	+4.00%	+4.40%	11/9/2025	$251,647 / key	52%	2
33	Self-Storage	London, UK	11/18/2021	152	152	152	+3.25%	+3.51%	11/18/2026	$194 / sqft	65%	2
34	Office	Fort Lauderdale	1/7/2022	155	152	152	+3.70%	+3.94%	1/9/2027	$392 / sqft	55%	1
35	Multifamily	Dublin, IE	12/15/2021	147	145	145	+2.75%	+3.00%	12/9/2026	$363,877 / unit	79%	3
36	Multifamily	San Jose	4/2/2025	182	145	143	+2.35%	+2.76%	4/9/2030	$308,851 / unit	67%	3
37	Multifamily	Diversified, AU	1/10/2025	142	142	141	+3.85%	+4.52%	1/10/2028	$428,252 / unit	76%	3
38	Multifamily	Manchester, UK	6/30/2025	140	140	139	+2.30%	+2.65%	6/30/2029	$300,082 / unit	63%	3
39	Mixed-Use	New York	1/17/2020	183	139	138	+3.12%	+3.44%	2/9/2028	$109 / sqft	43%	3
40	Office	London, UK	12/20/2019	137	137	137	4.00%	4.00%	3/31/2029	$696 / sqft	68%	4
41	Office	Miami	12/10/2021	135	135	135	+3.11%	+3.36%	1/9/2027	$452 / sqft	49%	2
42	Office	Diversified, UK	11/23/2018	134	134	133	+3.50%	+3.74%	11/15/2029	$969 / sqft	50%	3
43	Office	Miami	3/28/2022	130	128	128	+2.55%	+2.79%	4/9/2027	$338 / sqft	69%	3
44	Multifamily	San Bernardino	9/14/2021	128	127	127	+2.81%	+3.05%	10/9/2026	$255,906 / unit	75%	3
45	Office	San Jose	8/24/2021	156	126	124	+2.71%	+2.71%	9/9/2028	$297 / sqft	n/m	5
46	Multifamily	Miami	11/27/2024	125	125	124	+2.80%	+3.17%	12/9/2029	$260,417 / unit	71%	3
47	Retail	San Diego	8/27/2021	122	122	122	+3.11%	+3.36%	9/9/2026	$464 / sqft	58%	3
48	Multifamily	Miami	6/1/2021	120	120	120	+2.96%	+3.32%	6/9/2026	$298,507 / unit	61%	2
49	Office	Houston	7/15/2019	136	117	117	+3.01%	+3.22%	8/9/2028	$212 / sqft	58%	4
50	Multifamily	Diversified, UK	3/29/2021	116	116	116	+4.02%	+4.28%	3/29/2026	$50,955 / unit	61%	3
51	Multifamily	Phoenix	12/29/2021	110	110	110	+2.85%	+3.02%	1/9/2027	$189,003 / unit	64%	3
52	Mixed-Use	New York	3/10/2020	109	109	109	+3.00%	+3.00%	7/11/2029	$668 / sqft	48%	2
53	Hospitality	Napa Valley	4/29/2022	106	106	106	+3.50%	+3.85%	2/18/2027	$1,116,719 / key	66%	3
54	Studio	Los Angeles	6/28/2019	106	106	105	+3.75%	+4.03%	2/1/2026	$531 / sqft	48%	4
55	Multifamily	Tampa	2/15/2022	106	106	105	+2.85%	+3.11%	3/9/2027	$241,972 / unit	73%	2
56	Office	Orange County	8/31/2017	105	105	105	+2.62%	+2.62%	9/9/2026	$162 / sqft	58%	4
57	Office	Chicago	9/30/2021	102	102	102	5.00%	5.00%	10/9/2029	$113 / sqft	43%	3
58	Office	Minneapolis	11/27/2019	104	102	94	+7.86%	+7.86%	10/31/2025	$93 / sqft	n/m	5
59	Multifamily	Diversified, NL	3/27/2025	100	100	100	+2.70%	+2.97%	3/31/2028	$121,020 / unit	62%	2
60	Hospitality	Honolulu	1/30/2020	99	99	99	+3.50%	+3.66%	2/9/2027	$270,109 / key	63%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Industrial	New York	6/18/2021	$99	$99	$98	+2.71%	+2.96%	7/9/2026	$51 / sqft	55%	1
62	Hospitality	Honolulu	3/13/2018	98	98	98	+3.11%	+3.36%	4/9/2027	$152,536 / key	50%	3
63	Industrial	Diversified, US	5/22/2025	115	98	97	+3.00%	+3.41%	6/9/2030	$830,987 / acre	56%	3
64	Industrial	Diversified, BE	3/7/2025	111	97	97	+2.75%	+3.32%	3/7/2030	$41 / sqft	57%	2
65	Multifamily	Miami	3/29/2022	97	97	98	+1.80%	+2.21%	4/9/2027	$271,118 / unit	75%	4
66	Multifamily	San Antonio	3/20/2025	97	97	96	+2.80%	+3.16%	4/9/2030	$449,074 / unit	72%	3
67	Multifamily	Phoenix	10/1/2021	97	97	98	+1.87%	+2.79%	10/1/2026	$224,302 / unit	77%	4
68	Retail	New York	9/24/2025	121	96	95	+3.35%	+3.76%	10/9/2030	$139 / sqft	56%	3
69	Multifamily	Philadelphia	10/28/2021	96	96	96	+3.00%	+3.24%	11/9/2026	$352,399 / unit	79%	3
70	Hospitality	Diversified, Spain	9/30/2021	101	95	95	+4.00%	+4.31%	9/30/2026	$148,637 / key	60%	3
71	Office	Washington, DC	12/21/2021	103	94	94	+2.70%	+2.94%	1/9/2027	$324 / sqft	68%	3
72	Multifamily	Orlando	10/27/2021	93	93	93	+2.61%	+2.81%	11/9/2026	$155,612 / unit	75%	3
73	Multifamily	Seattle	9/13/2024	94	93	93	+3.25%	+4.11%	11/9/2027	$500,796 / unit	68%	3
74	Hospitality	Boston	3/3/2022	92	92	92	+2.75%	+2.99%	3/9/2027	$418,182 / key	64%	2
75	Mixed-Use	San Francisco	6/14/2022	106	90	90	+2.95%	+3.20%	7/9/2027	$187 / sqft	76%	4
76	Hospitality	San Francisco	10/16/2018	88	88	88	+7.36%	+7.36%	5/9/2025	$191,807 / key	n/m	5
77	Industrial	Dublin, IE	8/17/2022	83	83	83	+3.35%	+3.50%	8/17/2027	$133 / sqft	72%	2
78	Multifamily	Charlotte	7/29/2021	82	82	82	+2.76%	+3.25%	8/9/2026	$223,735 / unit	78%	3
79	Hospitality	Diversified, US	8/27/2021	79	79	78	+4.60%	+4.84%	9/9/2026	$116,598 / key	67%	3
80	Multifamily	Tampa	12/21/2021	74	74	74	+2.70%	+2.94%	1/9/2027	$217,353 / unit	77%	3
81	Retail	Utrecht, NL	5/30/2025	73	73	73	+2.80%	+3.16%	5/30/2030	$173 / sqft	62%	3
82	Multifamily	Las Vegas	3/31/2022	68	68	68	+2.80%	+3.04%	4/9/2027	$149,295 / unit	71%	3
83	Multifamily	Miami	7/31/2025	68	68	67	+2.60%	+2.96%	8/9/2030	$229,730 / unit	72%	3
84	Office	Los Angeles	4/6/2021	62	62	62	6.00%	6.00%	1/9/2030	$254 / sqft	65%	2
85	Office	Nashville	6/30/2021	65	61	61	+2.95%	+3.20%	7/9/2026	$252 / sqft	71%	3
86	Hospitality	Bermuda	4/26/2024	69	61	61	+4.95%	+5.62%	5/9/2029	$693,780 / key	39%	2
87	Office	Fort Lauderdale	12/10/2020	61	60	60	+3.30%	+3.54%	1/9/2026	$209 / sqft	68%	3
88	Multifamily	Tacoma	10/28/2021	60	60	60	+2.66%	+3.18%	11/9/2027	$182,591 / unit	70%	3
89	Multifamily	Salt Lake City	7/30/2021	59	59	58	+2.95%	+3.22%	8/9/2027	$212,618 / unit	73%	3
90	Multifamily	Phoenix	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	$209,601 / unit	69%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Office	Miami	6/14/2021	$58	$58	$58	+2.30%	+2.30%	3/9/2027	$122 / sqft	65%	2
92	Industrial	Minneapolis	12/12/2024	61	57	56	+2.85%	+3.23%	1/9/2030	$80 / sqft	59%	3
93	Office	New York	5/28/2025	68	56	56	+3.25%	+3.66%	6/9/2030	$367 / sqft	60%	3
94	Multifamily	Atlanta	3/6/2025	55	55	55	+2.75%	+3.11%	3/9/2030	$187,075 / unit	66%	3
95	Office	Denver	8/5/2021	56	54	54	+2.96%	+3.21%	8/9/2026	$205 / sqft	70%	3
96	Office	Denver	4/7/2022	57	54	54	+3.25%	+3.50%	4/9/2027	$159 / sqft	59%	3
97	Industrial	Diversified, US	12/14/2018	54	54	54	+3.01%	+3.41%	1/9/2026	$40 / sqft	57%	1
98	Multifamily	Los Angeles	7/28/2021	53	53	53	+2.75%	+3.12%	8/9/2026	$299,448 / unit	71%	3
99	Self-Storage	Diversified, US	2/18/2025	53	53	52	+3.10%	+3.47%	3/9/2030	$90 / sqft	67%	3
100	Office	Los Angeles	8/22/2019	52	52	52	+2.66%	+2.91%	3/9/2027	$303 / sqft	63%	4
101	Multifamily	Denver	3/19/2025	51	51	51	+2.60%	+2.92%	5/9/2030	$221,739 / unit	64%	3
102	Hospitality	Waimea	2/27/2025	50	50	50	+2.80%	+2.92%	2/9/2030	$823,353 / key	52%	3
103	Multifamily	Los Angeles	7/20/2021	48	48	48	+2.86%	+3.11%	8/9/2026	$366,412 / unit	60%	3
104	Retail	Chicago	11/30/2016	55	46	46	+3.33%	+3.82%	12/9/2025	$764 / sqft	54%	4
105	Multifamily	Columbus	12/8/2021	48	44	44	+2.75%	+2.96%	12/9/2026	$143,150 / unit	69%	2
106	Multifamily	Dallas	12/29/2021	43	43	43	+3.05%	+3.24%	1/1/2027	$144,167 / unit	73%	3
107	Mixed-Use	New York	6/25/2025	221	42	40	+3.75%	+4.38%	12/25/2028	$74,138 / unit	44%	3
108	Multifamily	Las Vegas	3/31/2022	39	39	39	+2.80%	+3.04%	4/9/2027	$155,163 / unit	72%	3
109	Multifamily	Melbourne, AU	6/13/2025	241	36	34	+4.75%	+7.19%	8/8/2029	$76,522 / unit	76%	3
110	Multifamily	Austin	2/26/2021	36	36	36	+3.50%	+3.74%	3/9/2026	$196,228 / unit	64%	1
111	Multifamily	Los Angeles	3/1/2022	35	35	35	+3.00%	+3.24%	3/9/2027	$376,344 / unit	72%	3
112	Office	Diversified, AU	5/8/2025	35	35	35	+3.80%	+3.98%	5/8/2028	$398 / sqft	75%	3
113	Multifamily	New York	12/23/2021	35	35	35	+1.71%	+2.61%	11/15/2025	$170,355 / unit	68%	1
114	Office	New York	12/23/2021	35	35	35	+3.11%	+3.33%	2/1/2026	$247 / sqft	30%	1
115	Office	Atlanta	5/27/2025	41	34	33	+3.65%	+4.00%	6/9/2030	$115 / sqft	39%	2
116	Multifamily	Atlanta	11/3/2021	32	32	32	+2.71%	+2.96%	11/9/2026	$182,093 / unit	53%	3
117	Multifamily	Melbourne, AU	8/26/2022	28	28	28	+4.50%	+4.94%	6/23/2029	$295,474 / unit	68%	2
118	Mixed-Use	New York	2/21/2025	24	24	24	+3.25%	+3.52%	3/9/2030	$775 / sqft	59%	3
119	Hospitality	Atlanta	10/1/2019	23	23	23	+3.80%	+4.03%	10/9/2025	$129,442 / key	74%	3
120	Multifamily	Las Vegas	8/4/2021	22	22	22	+2.86%	+3.11%	8/9/2026	$180,000 / unit	73%	3
121	Multifamily	Atlanta	5/9/2025	21	21	21	+2.85%	+2.94%	5/9/2030	$205,882 / unit	65%	3
122	Office	Austin	4/15/2021	24	20	20	+3.06%	+3.14%	12/9/2029	$139 / sqft	40%	2
123	Industrial	Diversified, UK	8/15/2025	265	0	0	+2.65%	+3.17%	8/15/2030	$0 / sqft	70%	3
Subtotal: Senior loan portfolio				$18,909	$17,473	$17,391	+3.17	+3.47	2.4 yrs		64%	3.0

Subordinate Loan Portfolio(8)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
124	Office	Chicago	9/30/2021	143	110	110	n/m (9)	n/m	10/9/2029	$264 / sqft	n/m	5
125	Office	Los Angeles	11/22/2019	125	109	109	+2.50%	+2.50%	12/9/2027	$790 / sqft	69%	4
126	Office	New York	5/1/2018	102	102	86	n/m (9)	n/m	3/7/2028	$464 / sqft	n/m	5
127	Industrial	Diversified, US	3/10/2025	60	60	60	+5.00%	+5.12%	3/9/2030	$112 / sqft	70%	3
128	Office	Orange County	8/31/2017	64	58	41	n/m (9)	n/m	9/9/2026	$330 / sqft	n/m	5
129	Life Sciences/	San Francisco	11/10/2021	72	57	57	+8.71%	+8.93%	12/9/2026	$529 / sqft	66%	4
130	Multifamily	Miami	3/29/2022	47	46	46	+8.70%	+8.92%	4/9/2027	$394,414 / unit	72%	3
131	Multifamily	Los Angeles	12/30/2021	46	37	36	+8.80%	+9.90%	1/9/2028	$523,896 / unit	50%	3
132	Mixed-Use	New York	3/10/2020	35	35	34	n/m (9)	n/m	7/11/2029	$1,057 / sqft	n/m	5
133	Multifamily	London, UK	7/18/2025	29	29	29	+8.98%	+9.38%	7/5/2030	$752,013 / unit	69%	3
134	Office	Austin	4/15/2021	24	24	20	n/m (9)	n/m	12/9/2029	$361 / sqft	n/m	5
135	Hospitality	Miami	5/2/2025	23	17	17	+9.50%	+10.33%	5/9/2030	$776,974 / key	53%	3
136	Mixed-Use	New York	5/20/2025	28	17	17	10.00%	10.06%	10/1/2034	$1,038 / sqft	59%	3
137	Office	London, UK	12/20/2019	14	14	13	n/m (9)	n/m	3/31/2029	$843 / sqft	n/m	5
Subtotal: subordinate loan portfolio				$812	$716	$676	+6.42	+6.68	3.0 yrs		66%	4.1

Subtotal: loans receivable portfolio				$19,721	$18,189	$18,067
Total CECL reserve						(696)
Total loans receivable portfolio				$19,721	$18,189	$17,371	+3.24%	+3.46%	2.4 yrs		64%	3.0

(1)Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)Date loan was originated or acquired by us, and the LTV as of such date, excluding any loans that are impaired.
(3)Total commitment reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)Net book value represents outstanding principal balance, net of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR,
CORRA, and other indices as applicable to each loan. As of September 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. The remaining 2% of our loans by principal balance earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-
recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised; however, our loans may be repaid prior to such date. Excludes loans accounted for under the cost-
recovery and nonaccrual methods, if any.
(7)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 3.02% as of September 30, 2025.
(8)Subordinate loans include: (i) loans in which we have previously originated a whole loan and sold a senior mortgage interest to a third party, resulting in these subordinate interests in mortgages, (ii) mezzanine loans, and (iii) the subordinate portion of loans that have been modified that have resulted in a restructured senior loan and subordinate loan.
(9)These subordinate loans are the result of a loan modification which resulted in a restructured senior loan and a subordinate loan. All of the subordinate loans are accounted for under the cost-recovery method.

VII. REO Asset Details
The following table provides details of our REO asset as of September 30, 2025 ($ in thousands):

	Acquisition Date	Location	Property Type	Acquisition Date Fair Value	SQFT / Units / Keys
1	March 2024	Mountain View, CA	Office	$60,203	150,507 sqft
2	July 2024	San Antonio, TX	Multifamily	33,607	388 units
3	September 2024	Burlington, MA	Office	64,628	379,018 sqft
4	October 2024	Washington, DC	Office	107,016	892,480 sqft
5	December 2024	San Francisco, CA	Hospitality	201,530	686 keys
6	December 2024	El Segundo, CA	Office	145,363	494,532 sqft
7	December 2024	Denver, CO	Office	33,337	170,304 sqft
8	February 2025	Chicago, IL	Office	45,045	517,115 sqft
9	September 2025	Atlanta, GA	Office	132,974	1,184,916 sqft
10	September 2025	New York, NY	Hospitality	228,253	933 keys
				$1,051,956

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, presented net of implied changes in incentive fees, for the twelve-month period following September 30, 2025, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended September 30, 2025 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of September 30, 2025(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)	$16,625,727	$66,331	$132,834	$(65,964)	$(125,093)
Floating rate liabilities(5)(6)(7)	(14,915,766)	(59,663)	(119,326)	59,663	119,326
Net exposure	$1,709,961	$6,668	$13,508	$(6,301)	$(5,767)

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
(4)Excludes $1.2 billion of floating rate impaired loans.
(5)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’
exposure to an increase in interest rates.
(6)Excludes amounts related to our investments in unconsolidated entities.
(7)Includes amounts outstanding under our secured debt, securitizations, asset-specific debt, Term Loans, and Senior
Secured Notes due 2029, for which we entered into an interest rate swap with a notional amount of $450.0 million that effectively converts our fixed rate exposure to floating rate exposure for such notes. Excludes amounts related to the indebtedness of our unconsolidated entities.
Investment Portfolio Value
As of September 30, 2025, 98% of our loans by principal balance earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of September 30, 2025, 92% of our performing loans had interest rate caps, with a weighted-average strike price of 3.7%, or interest guarantees. During the nine months ended September 30, 2025, interest rate caps on $6.5 billion of performing loans, with a 3.7% weighted-average strike price, expired and 93% were replaced with new interest rate caps, with a weighted-average strike price of 3.8%, or interest guarantees.

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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of September 30, 2025, we had an aggregate $505.4 million asset-specific CECL reserve related to 12 of our loans receivable, with an aggregate amortized cost basis of $1.2 billion, net of cost-recovery proceeds, and a concentration in the office sector with $382.2 million of reserves. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of September 30, 2025.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of September 30, 2025.
The following tables outline our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2025
	GBP	EUR	All Other(1)
Foreign currency assets	£2,402,400	€2,236,903	$2,115,143
Foreign currency liabilities	(1,696,528)	(1,572,806)	(1,663,414)
Foreign currency contracts – notional	(700,195)	(657,309)	(443,607)
Net exposure to exchange rate fluctuations	£5,677	€6,788	$8,122
Net exposure to exchange rate fluctuations in USD(2)	$7,633	$7,966	$8,122

(1)Includes Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Represents the U.S. Dollar equivalent as of September 30, 2025.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
September 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under “Part I, Item 1A. Risk Factors” of our
Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(2)
July 1 - July 31, 2025	—	$—	—	$89,150
August 1 - August 31, 2025	105,265	18.47	105,265	87,207
September 1 - September 30, 2025	753,382	18.72	753,382	73,102
Total	858,647	$18.69	858,647	$73,102

(1)The average price paid per share is calculated on a trade date basis and excludes associated commissions.
(2)In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock.
Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with Rules 10b-18 and
10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See Note 15 to our consolidated financial statements and “Part I. Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations — Liquidity and Capital Resources — Uses of Liquidity” for further information regarding this repurchase program, including activity during October 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1
Twelfth Amendment to Term Loan Credit Agreement, dated as of August 6, 2025, by and among Blackstone
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

BLACKSTONE MORTGAGE TRUST, INC.

October 29, 2025	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

October 29, 2025	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer)

October 29, 2025	/s/ Marcin Urbaszek
Date	Marcin Urbaszek
Deputy Chief Financial Officer
(Principal Accounting Officer)