Form 10-K
period 2025-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2026-02-11
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-
T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $3.2 billion as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of February 4, 2026, there were 168,738,642 outstanding shares of class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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
•Adverse changes in the real estate and real estate capital markets, in North America, Europe, and Australia in particular, could negatively impact our performance by making it more difficult for borrowers and tenants to satisfy their debt and lease obligations, which could result in losses on our investments and/or make it more difficult for us to generate consistent or attractive risk-adjusted returns.
•Our results of operations, financial condition, liquidity position, and business could be materially adversely affected if we experience (i) difficulty accessing funding or raising capital, including due to a significant dislocation in or weakness in the capital markets, (ii) a reduction in the yield on our investments, (iii) an increase in the cost of our financing, (iv) an inability to borrow incremental amounts or an obligation to repay amounts under our financing arrangements, or (v) defaults by borrowers in paying debt service on outstanding loans.
•Events giving rise to increases in our current expected credit loss reserve, including the impact of the current economic environment, have had an adverse effect on our business and results of operations and could in the future have a material adverse effect on our business, financial condition and results of operations.
•If we are unable to successfully integrate new assets or businesses and manage our growth, our results of operations and financial condition may suffer.
•We have in the past and may in the future foreclose on certain of the loans we originate or acquire, which could result in losses that negatively impact our results of operations and financial condition.
•We are subject to risks inherent in the ownership and operation of real estate.
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
•Acts of God such as hurricanes, earthquakes, floods and other natural disasters, pandemics or outbreaks of infectious disease, acts of war and/or terrorism and other events that can markedly impact financial markets may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments.
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
•We are subject to conflicts of interest, or conflicting loyalties, arising out of our relationship with Blackstone and these conflicts may not be identified or resolved in a manner favorable to us.
•We compete with and enter into transactions with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our stockholders.
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
Our Company
Blackstone Mortgage Trust is a real estate finance company that originates, acquires, and manages senior loans and other debt or credit-oriented investments collateralized by or relating to commercial real estate in North America, Europe, and
Australia. Our portfolio is composed primarily of senior loans secured by high-quality, institutional assets located in major markets, and sponsored by experienced, well-capitalized real estate investment owners and operators. We finance our investments in a variety of ways, including borrowing under secured credit facilities, issuing collateralized loan obligations, or CLOs, other securitization transactions, syndicating senior loans and/or participations, and other forms of asset-level financing, depending on our view of the most prudent financing option available for each of our investments. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, New York, New York 10154.
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
Our Manager
We are externally managed and advised by our Manager, which is responsible for our business and investment activities, our day-to-day operations, and providing us the services of our executive management team, investment team, and other personnel.
Our Manager is an affiliate of Blackstone, a leading global investment manager with $1.3 trillion of total assets under management as of December 31, 2025.
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of
Blackstone Real Estate. Blackstone Real Estate was founded in 1991 and is the world’s largest owner of commercial real estate, with $319.3 billion of investor capital under management as of December 31, 2025. Blackstone Real Estate operates as one globally integrated business with 787 real estate professionals globally as of December 31, 2025 and investments in
North America, Europe, Asia and Latin America. In the United States, Blackstone Real Estate is one of the largest owners of rental housing, industrial, office, hospitality and retail assets.
Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone Real Estate to pursue opportunities relating to real estate debt investments globally, with a focus primarily on North America and Europe. Our
Manager’s Investment Committee is composed of some of the most senior and experienced investment professionals at
Blackstone, including Kenneth Caplan (Global Co-Chief Investment Officer of Blackstone), Nadeem Meghji (Global Head
of Blackstone Real Estate), Timothy S. Johnson (Global Head of BREDS and our Chief Executive Officer and Chairperson
of our board of directors), and Giovanni Cutaia (President of Blackstone Real Estate). As of December 31, 2025, 176
dedicated BREDS professionals, including 27 investment professionals based in London and Australia, managed
$77.5 billion of investor capital. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe it gives us the tools to manage the assets in our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
Our chief executive officer, chief financial officer, president and other officers are senior Blackstone Real Estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager are obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 16 and 21 to our consolidated financial statements and the information required to be disclosed pursuant to Item 13. “Certain Relationships and Related
Transactions, and Director Independence” in our definitive proxy statement with respect to our 2026 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K, for more detail on the terms of the
Management Agreement.
Our Investment Strategy
Our investment strategy is to originate, acquire, and manage senior loans and other debt or credit-oriented investments collateralized by or relating to commercial real estate in North America, Europe and Australia. Through our Manager, we
draw on Blackstone’s extensive real estate investment platform and its established sourcing, underwriting, and structuring capabilities in order to execute our investment strategy. In addition, we have access to Blackstone’s extensive network and operational information from Blackstone’s substantial real estate and other investment holdings, which provide our
Manager access to market data on a scale generally not available to others in the market.
Our primary strategy is to directly originate, co-originate, and acquire senior loans in conjunction with acquisitions, refinancings, and recapitalizations of commercial real estate in North America, Europe, and Australia, with a focus on performing loans that are secured by high-quality, institutional assets located in major markets, and sponsored by experienced, well-capitalized real estate investment owners and operators. We believe that the scale and flexibility of our capital, as well as our Manager’s and Blackstone’s relationships, enable us to target opportunities with strong sponsorship and invest in large loans or other debt that is collateralized by high-quality assets and portfolios and, as market conditions evolve over time, to adapt as appropriate.
We believe our current investment strategy will produce significant opportunities to make investments with attractive risk-
return profiles. However, to capitalize on the investment opportunities that are present at various points of an economic cycle and/or to further diversify our earnings composition, we have in the past expanded or changed our investment strategy by targeting other real estate debt or credit-oriented investments and may continue to do so.
We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy position us to generate a compelling risk-adjusted return for our stockholders in a variety of market conditions over the long term.
Our Investment Portfolio
Our investment portfolio is primarily comprised of senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets in North America, Europe, and Australia. These investments may be in the form of whole loans, pari passu participations within mortgage loans, or other similar structures. Although originating senior, floating rate mortgage loans is our primary area of focus, we may also originate or acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans, as well as other real estate, real estate debt or real estate credit-oriented investments.
Loan Portfolio
Our Loan Portfolio consists of 131 loans with a total principal balance of $18.2 billion. During the year ended
December 31, 2025, we originated or acquired $5.7 billion of loans. Loan fundings during the year totaled $5.6 billion, with loan repayments and sales of $6.1 billion, for net repayments of $452.8 million.
Owned Real Estate
As part of our portfolio management strategy to maximize economic outcomes, from time to time, we may hold certain owned real estate investments, in some cases resulting from us acquiring title to or taking control of a loan’s underlying real estate collateral. During the year ended December 31, 2025, we acquired or otherwise consolidated five owned real estate assets with an aggregate acquisition date fair value of $654.3 million. As of December 31, 2025, we held 12 owned real estate assets with an aggregate carrying value of $1.3 billion, for which we were previously the lender on an associated mortgage loan.

Bank Loan Portfolio Joint Venture
In the second quarter of 2025, we entered into a joint venture, or our Bank Loan Portfolio Joint Venture, with a Blackstone-
advised investment vehicle to acquire portfolios of performing commercial mortgage loans. Our Bank Loan Portfolio Joint
Venture is recorded as an investment in unconsolidated entities on our consolidated balance sheets. During the year ended
December 31, 2025, our Bank Loan Portfolio Joint Venture acquired two bank loan portfolios totaling $2.0 billion across
593 performing senior commercial mortgage loans from regional banks, our share of which is $719.4 million. Our aggregate ownership interest in our Bank Loan Portfolio Joint Venture was 35% as of December 31, 2025.
Net Lease Joint Venture
In the fourth quarter of 2024, we entered into a joint venture, or our Net Lease Joint Venture, with a Blackstone-advised investment vehicle to invest in triple net lease properties. Our Net Lease Joint Venture is recorded as an investment in unconsolidated entities on our consolidated balance sheets. During the year ended December 31, 2025, the Net Lease Joint
Venture acquired 178 properties with an aggregate purchase price of $421.8 million. Our aggregate ownership interest in our Net Lease Joint Venture was 75% as of December 31, 2025.
Financing Strategy
To maintain an adequate amount of available liquidity and execute our business plan, we look to a variety of capital sources. In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes secured debt, securitizations, and asset-specific financings, as well as senior term loan facilities, senior secured notes, and convertible notes.  We finance our investments in a variety of ways, including borrowing under secured credit facilities, issuing CLOs, other securitization transactions, syndicating senior loans and/or participations, and other forms of asset-level financing, depending on our view of the most prudent financing option available for each of our investments. In addition to our current mix of financing sources, we also may access additional forms of financings including resecuritizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.
During the year ended December 31, 2025, we (i) issued a $1.0 billion CLO securitization, (ii) increased our aggregate borrowing capacity by $414.0 million as a result of closing two new secured credit facilities, increasing the size of one of our existing secured credit facilities, and terminating one of our existing secured credit facilities, and (iii) borrowed an additional $91.0 million under our term loan facilities while reducing the weighted-average spread and extending the weighted-average maturity. We also lowered the cost of our portfolio financings throughout the year, with a weighted-
average spread of +1.83% over respective benchmark rates on our $10.1 billion of secured debt, as of December 31, 2025, relative to +1.92% as of December 31, 2024.
As of December 31, 2025, we had total liquidity of $1.0 billion with no corporate debt maturities until 2027.
The following table details our outstanding portfolio financing arrangements as of December 31, 2025 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2025
Secured debt	$10,125,839
Securitizations	2,149,496
Asset-specific debt	999,810
Total portfolio financing	$13,275,145
The amount of leverage we employ for particular assets will depend upon our assessment of the credit, liquidity, price volatility, and other risks of those assets and the related financing structure, the availability of particular types of financing at the time, and the financial covenants under our credit facilities. Our decision to use leverage to finance our assets will be at our discretion and will not be subject to the approval of our stockholders. We currently expect that our leverage, on a debt-to-equity basis, which is defined as the ratio of (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, will generally be below a ratio of 4-to-1. We will endeavor to match the tenor, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to limit the risks associated with recourse borrowing.
From time to time, we engage in hedging transactions that seek to mitigate the effects of fluctuations in currencies or interest rates on our cash flows and asset values. These hedging transactions could take a variety of forms, including swaps or cap agreements, options, futures contracts, forward rate or currency agreements, or similar financial instruments.
Floating Rate Loan Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2025, 97% of our Loan Portfolio, by principal balance, earned a floating rate of interest and was financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate
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
In the face of this competition, we have access to Blackstone’s professionals and their industry expertise and relationships, which we believe provides us with a competitive advantage and helps us assess risks and determine appropriate pricing for potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For further information concerning these competitive risks, see Item 1A—“Risk Factors—Risks Related to Our
Lending and Investment Activities.”
Sustainability
We are externally managed and advised by our Manager, which is responsible for our business and investment activities, our day-to-day operations, and providing us the services of our executive management team, investment team, and other personnel.
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
For more information on government regulation, refer to “Part I—Item 1A. Risk Factors—Risks Related to Our
Company.”
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

ITEM 1A.RISK FACTORS
Risks Related to Our Investments
Our investments expose us to risks associated with debt or credit-oriented real estate investments generally.
We seek to originate, acquire, and manage senior loans and other debt or credit-oriented investments collateralized by or relating to commercial real estate in North America, Europe, and Australia. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. A deterioration of real estate fundamentals generally, and in North America, Europe, and Australia in particular, could negatively impact our performance by making it more difficult for our borrowers to satisfy their debt payment obligations, increasing the default risk applicable to our borrowers and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions have and will continue to affect the creditworthiness and/or performance of our borrowers and/or the value of underlying real estate collateralizing or relating to our investments and may include economic and/or market fluctuations, changes in building, environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply of and demand for real estate products, fluctuations in real estate fundamentals, the financial resources of our borrowers, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in capital expenditure costs, changes in interest rates, changes in inflation rates, changes in foreign exchange rates, changes in the availability of debt financing and/or mortgage funds that may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. Concerns about the real estate market, high interest rates, inflation, energy costs, geopolitical issues, and other global events outside of our control have contributed, and may in the future contribute, to increased volatility and diminished expectations for the economy and markets going forward, which could materially and adversely affect our business, financial condition, and results of operations.
We cannot predict the degree to which economic conditions generally, and the conditions for real estate investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate markets could have a material adverse effect on our business, financial condition, and results of operations.
Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which have resulted and in the future could result in losses to us.
We invest in commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured, directly or indirectly, by commercial properties. The ability of a borrower to repay a loan secured by an income-
producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
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

•global trade disruption or conflict, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries, other changes to trade policy in the U.S. and other jurisdictions and supply chain issues;
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
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads have affected and may in the future affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads have had and may in the future also have negative effects on demand for loans and could result in higher borrower default rates. Despite recent decreases in interest rates, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated. It presents a challenge to real estate valuations if interest rates remain elevated, or if higher inflation or other factors lead to increases in interest rates. Higher interest rates have been particularly challenging for the traditional office properties, as well as other property types with long-term leases that were entered into in a lower interest rate environment and that may not allow near-term rent increases to offset increases in expenses. Interest rate increases also have had and may in the future have adverse effects on commercial real estate property values, and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures, and/or property sales, which has resulted and could continue to result in us realizing losses on our investments.
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
The timing of loan repayment is difficult to predict and may adversely affect our financial performance, liquidity and cash flows.
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
As our loans and investments are repaid, we seek to redeploy the proceeds we receive into new loans and investments
(which can include future fundings associated with our existing loans) or other alternative uses of capital, such as repaying borrowings or repurchasing outstanding shares of our class A common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.
We operate in a competitive market for lending and investment opportunities, which may intensify, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of investments, and could also affect the yields of these investments and have a material adverse effect on our business, financial condition and results of operations.
We operate in a competitive market for lending and investment opportunities, which may intensify. Our profitability depends, in large part, on our ability to originate or acquire our investments on attractive terms. In originating or acquiring our investments, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions (including Blackstone-advised investment vehicles). Some of our competitors have raised, and may in the future raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S.
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
Subject to maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act, our
Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financed or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition, or may otherwise not be in our best interests.
Acquiring or attempting to acquire multiple investments in a single transaction may adversely affect our operations.
We have in the past and may in the future acquire multiple investments in a single transaction. To the extent we share the acquisition of large portfolios of investments with other Blackstone-advised investment vehicles through joint ventures or otherwise, there may be conflicts of interest, including as to the allocation of investments within the portfolio and the prices attributable to such investments. See “—Risks Related to Conflicts of Interest —We are subject to various risks arising out of Blackstone’s allocation of investment opportunities among us and Other Blackstone Accounts, including that certain
Other Blackstone Accounts have similar or overlapping investment objectives and strategies, and as a result we will not be allocated certain opportunities and may be allocated opportunities with lower relative returns.” Portfolio acquisitions, such as loan pools or multiple properties, are typically more complex and expensive than single-investment acquisitions, and the risk that a multiple-investment acquisition does not close may be greater than in a single-investment acquisition. Portfolio acquisitions have also resulted and may also in the future result in us owning smaller investments related to different types of assets in more geographically dispersed markets than the investments we have made historically, placing additional operational and asset management demands on our Manager. See “—Risks Related to Our Relationship with Our Manager and its Affiliates —We depend on our Manager and its affiliates to develop appropriate systems and procedures to control operational risk.” In addition, to the extent the seller requires that a group of investments be purchased as a package and/or also include certain additional investments we may purchase or investments we may not otherwise have purchased. In these situations, if we are unable to identify another person or entity to acquire any unwanted investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to asset manage such investments or attempt to dispose of such investments (if not subject to a lock-out period). It may also be difficult for our Manager to fully analyze each investment in a large portfolio, increasing the risk that investments do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash balances to be less than the returns on investments. Therefore, acquiring multiple investments in a single transaction may reduce the overall return on our portfolio.

The illiquidity of certain assets we invest in may adversely affect our business.
The illiquidity of certain assets we invest in may make it difficult for us to sell such investments, if needed. Certain assets such as mortgages, B-Notes, mezzanine and other loans (including loan participations) and preferred equity, in particular, are relatively illiquid investments due to their short tenor, are potentially unsuitable for securitization and have a greater difficulty of recovery in the event of a borrower’s default. We are also required to hold certain risk retention interests in certain of our securitization transactions. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we have invested and may invest in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. See “—We may foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition,” and “—As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”
Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/
or its affiliates) has or could be attributed as having material, nonpublic information regarding the borrower. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited, which could adversely affect our results of operations and financial condition.
Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks.
Our loans and investments focus primarily on “performing” real estate-related interests. Certain of our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) and we have made and may in the future make investments that become “sub-
performing” or “non-performing” following our origination or acquisition thereof. Certain of our investments have involved and may in the future involve properties that are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected.
Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.
The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/
or restructurings.
In certain cases (e.g., in connection with a workout, restructuring and/or foreclosure proceedings involving one or more of our investments), the success of our investment strategy has depended and will continue to depend, in part, on our ability to effectuate loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-
specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we will have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges. Further, such loan modifications and/or restructurings have entailed and may in the future entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, replacement “takeout” financing will not be available. Additionally, such loan modifications have resulted and may in the future result in our consolidating the underlying the real estate as an owned real estate asset if we assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property. See “—We may foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition,” and “—As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”

Financial or operating difficulties of our borrowers may result in our being subject to bankruptcy proceedings.
Financial or operating difficulties faced by our borrowers, such as those described in this report, may never be overcome and have caused and may in the future cause borrowers to become subject to federal bankruptcy or other similar insolvency proceedings. A borrower may be involved in restructurings, insolvency proceedings or reorganizations under the U.S.
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
We have in the past and may in the future find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. When we foreclose on an asset, we take title to the property securing that asset, and then own and operate such property as an owned real estate asset. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
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
We are subject to the risks inherent in the ownership and operation of real estate.
As of December 31, 2025, we had 12 owned real estate assets with an aggregate carrying value of $1.3 billion. We may in the future acquire or otherwise consolidate additional owned real estate assets. We also indirectly own real estate through our Net Lease Joint Venture and may become the owner and/or operator of additional real estate through future investments.

We are therefore subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of financing, which may render the sale or refinancing of properties difficult or impracticable. Such investments are also subject to additional risks specific to the type of property. For example, with respect to our hospitality owned real estate assets, the hospitality or leisure business is seasonal, highly competitive and influenced by additional factors such as general and local economic conditions, fluctuations in average occupancy and room rates, quality, service levels, reputation and reservation systems, among many other factors. As a result of such seasonality, there has been and will likely continue to be quarterly fluctuations in results of operations of our owned real estate assets. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), acts of God, terrorist attacks, war, pandemics or other public health events (such as
COVID-19), and other events that are beyond our control, and various uninsured or uninsurable risks. Because landlord claims for future rent are capped under the U.S. Bankruptcy Code, tenants in our properties may be incentivized to enter bankruptcy proceedings for the purpose of rejecting leases at our properties and reducing liability thereunder.
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
Further, we rely on other parties (including portfolio companies owned by Blackstone-advised investment vehicles and other affiliates of our Manager) to operate, manage and provide services to our owned real estate assets and other assets.
Such parties have significant decision-making authority with respect to the applicable assets, and our ability to direct and control how those assets are managed and operated on a day-to-day basis may be limited. Thus, the success of our business may depend on the ability and performance of these other parties. Any adversity experienced by, or problems in our relationship with these other parties could adversely impact the operation and profitability of our assets. Moreover, there may be conflicts of interest with respect to services provided by portfolio companies owned by Blackstone-advised investment vehicles and other affiliates of our Manager. See “—Risks Related to Conflicts of Interest —Blackstone, Other
Blackstone Accounts, Portfolio Entities, and personnel and related parties of the foregoing will benefit from the fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us.”
Further, certain of our owned real estate assets are also assets of one or more of the non-recourse securitizations we use to finance our loans and investments, which may further limit our ability to take certain actions with respect the management, operations and potential sales of such assets. See “—Risks Related to Financing and Hedging —We have utilized and may continue to utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses” for further information regarding such securitizations.
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
While ASC 326 does not require any particular method for determining CECL reserves, it does specify the reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining the CECL reserves may differ from the methodologies employed by other companies, our CECL reserves may not be comparable with the CECL reserves reported by other companies. In addition, other than a few narrow exceptions,
ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the
GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of December 31, 2025. In addition, there can be no assurance that any loan modification or restructuring will not result in a substantial write-off of the principal of such loan, debt securities or other interests. If we are required to materially increase our CECL reserves for any reason, such increase could adversely affect our business, financial condition, and results of operations.
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
Certain of our investments are recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.
Our investments in unconsolidated entities and investments we may make in the form of positions or securities that are not publicly traded are or will be recorded at estimated fair value. The fair value of these investments may not be readily determinable. We will value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that we ultimately realize upon their disposal. Our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
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
Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers, third-party controlling investors or Blackstone-advised investment vehicles are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors, holders of senior securities issued in our non-recourse securitizations or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we will generally pay all or a portion of the expenses relating to our joint ventures and we may, in certain circumstances, be liable for the actions of our partners or co-venturers.
B-Notes, mezzanine loans, and other investments (such as preferred equity) that are subordinated or otherwise junior in the capital structure and that involve privately negotiated structures will expose us to greater risk of loss.
We may originate or acquire B-Notes, mezzanine loans and other investments (such as preferred equity) that are subordinated or otherwise junior in the capital structure and that involve privately negotiated structures. To the extent we invest in subordinated debt or mezzanine tranches of an entity’s capital structure, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in the issuer’s capital structure and, to the extent applicable, contractual intercreditor, co-
lender and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.
As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks. For example, the rights of holders of B-
Notes to control the process following a borrower default may vary from transaction to transaction.
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
We have originated and expect to continue to originate loans with the intention of syndicating all or a portion of the loan at or following origination, but there can be no assurance that any intended syndication will be completed on favorable terms or at all.
Loans on properties in transition may involve a greater risk of loss than conventional mortgage loans.
The typical borrower in a transitional loan has usually identified an asset that it views as undervalued, having been under-
managed and/or located in a recovering market, and is seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. If the borrower’s assessment of the asset as undervalued is inaccurate, or if the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to sufficiently improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants, and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets.
In addition, borrowers usually use the proceeds of a sale or a refinancing to repay a loan, and both sales and refinancings are subject to the broader risk that the underlying collateral may not be liquid and that financing may not be available on acceptable terms or at all. In the event of any default under one of our loans, we bear the risk of loss of principal and non-
payment of interest and fees to the extent of any deficiency between the value of the underlying collateral and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to our loans, it could adversely
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
Our construction lending activities, which include our investment in loans that fund the construction or development of real estate-related assets, may expose us to increased lending risks. Construction lending may involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-
completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-
producing property, we may be required to increase our CECL reserves in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.
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
•fewer investor protections;
•war or other hostilities;
•certain economic and political risks, including potential exchange control regulations and restrictions on our non-
U.S. investments and repatriation of profits from investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments; and
•potentially adverse tax consequences.
If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition and our ability to pay dividends to our stockholders.
A prolonged economic slowdown, a lengthy or severe recession, severe public health events or declining real estate values could impair our investments and harm our operations.
We believe the risks associated with our business will be more severe during periods of economic slowdown or recession, particularly if these periods are accompanied by declining real estate values. Declining real estate values, whether occurring during a period of economic slowdown or recession or otherwise, will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in, sell, and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. In addition, Ongoing wars in the
Middle East and Ukraine have disrupted, and may continue to disrupt, energy prices and the movement of goods in Europe and the Middle East, which has resulted, and may continue to result, in rising energy costs and inflation more generally.
The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Additionally, global trade disruption or conflict, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries, other changes to trade policy in the U.S. and other jurisdictions, as well as war or other hostilities, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
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

Long-term macroeconomic effects from a severe public health event, pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate have had and could in the future have an adverse impact on our investments, including investments in office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which have had and could continue to have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in assets secured by office or hotel properties. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments. For more information on the concentration of credit risk in our loan portfolio property type and geographic region, see Note 3 to our consolidated financial statements.
Transactions denominated in foreign currencies subject us to heightened risks, including foreign currency risks and regulatory risks.
We hold assets denominated in various foreign currencies, including, without limitation, British Pounds Sterling, Euros, and other currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and cash flows. While we have not experienced any material adverse impacts during the year ended December 31, 2025 due to our use of derivative instruments, there can be no assurance that we will continue to utilize such measures or that such measures will be successful. Any changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our class A common stock.
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
The valuation of real estate and therefore the valuation of underlying real estate collateralizing or relating to our investments is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. Appraisals we obtain from third-party appraisers may be overstated or market values may decline, which could result in inadequate collateral for loans we make. In addition, where we invest in transitional or construction loans, initial valuations will assume completion of the business plan or project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets. Regardless of whether an appraisal is accurate at the time it is completed, all valuations are subject to change, especially during periods of market volatility or reduced demand for real estate, which may make it difficult to ensure loans are collateralized as expected across the life of the loan. See “—Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans” and “—There are increased risks involved with our construction lending activities.”
The valuation of assets we hold may not reflect the price at which the asset is ultimately sold in the market, and the difference between that valuation and the ultimate sales price could be material. Valuation methodologies are subject to change from time to time.
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
Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, sustainability, legal, and regulatory and macroeconomic trends. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity. In addition, we may not identify or foresee future developments that could have a material adverse effect on an investment.
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
There has been increasing awareness and concern of severe weather, other climate events outside of the historical norm and other effects of climate change. Transition risks associated with climate change include higher energy costs, higher costs of supply chain services, increased frequency of supply chain disruptions and new or more stringent environmental regulations. For example, government restrictions, standards or regulations intended to reduce greenhouse gas (GHG)
emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate (e.g., “green” building codes or other standards on water and energy usage and efficiency). Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by property owners, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United
States, where some of the most extensive and stringent environmental, health and safety laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “—We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.”
Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as wildfires, hurricanes, droughts or floods, can also have an adverse impact on certain properties. To the extent the effects of climate change increase, we would expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact on hospitality businesses or properties resulting in increased costs to remedy or repair impacts or from investments made in advance of such events to minimize potential damage. Additionally, there may be actual or threatened damage related to actual or forecasted extreme weather events that could increase the cost of, or render unavailable, insurance on favorable terms on the properties underlying our investments. Repair, remediation or insurance expenses could reduce net operating income of properties and the value of our investment related to such properties.
Some physical risk is inherent in all properties, particularly in properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.

We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.
In recent years, there has been heightened focus from advocacy groups, government agencies, investors and other stakeholders regarding sustainability matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters and related disclosures. Such governmental, investor and societal attention to sustainability matters, including certain expanded mandatory and voluntary reporting requirements, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.
We may also communicate certain initiatives regarding environmental, human capital management, and other sustainability-related matters in our SEC filings or in other disclosures. These initiatives could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives based on cost, timing or other considerations. Furthermore, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our sustainability-related policies, practices and initiatives (and progress on those initiatives), which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, or for any revisions to these initiatives. Further, as part of our sustainability practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ sustainability-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of inaccurate or misleading statements regarding sustainability-related matters, either because we overstate (often referred to as "greenwashing") or understate the extent to which we are engaging in sustainability-related practices.
Certain investors and other stakeholders have become more focused on understanding how companies address a variety of sustainability factors. As they evaluate investment decisions, these investors look not only at company disclosures but also to sustainability rating systems that have been developed by third parties to allow sustainability comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our sustainability ratings, disclosures or practices do not meet the standards set by such investors or our stockholders, they may choose not to invest in our class A common stock.
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
There is regulatory interest in certain jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and new requirements may be created, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives, particularly at the U.S. state level and in the EU and U.K. related to climate change and other sustainability matters could adversely affect our business.
In the U.S., California enacted legislation that requires certain companies that (i) do business in California and meet certain revenue thresholds to publicly disclose their Scopes 1, 2 and 3 GHG emissions, with third-party assurance of such data, and/or issue public reports on their climate-related financial risk and related mitigation measures, and (ii) operate in
California and participate in the voluntary carbon offset market or make certain claims about their carbon dioxide or GHG emissions to provide disclosures around such claims. Outside of the U.S., various government authorities have proposed or implemented carbon taxes, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, and mandatory reporting aligned with the Taskforce on Climate-related Financial Disclosures framework or other international reporting standards, among other requirements.
There has been increased regulatory focus on sustainability-related matters and the accuracy of statements made regarding such matters, including whether such statements are greenwashing. If we are perceived as, or accused of, greenwashing or understating the extent to which we are engaging in sustainability-related practices, such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.

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
At the same time, regulators and other stakeholders have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG”
legislation or policies. The proposal or enactment of such legislation, regulation, policies or enforcement priorities may result in increased scrutiny, reputational risk, lawsuits or market access restrictions. Moreover, if our practices do not meet evolving stakeholder expectations and standards, or if we are unable to satisfy all stakeholders, our reputation, financial condition, results of operations, and cash flows could be negatively impacted.
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
Our investments in CMBS and CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks.
We have invested, and may from time to time in the future invest, in commercial mortgage-backed securities, or CMBS, collateralized loan obligations, or CLOs, and other similar securities. Such securities may be issued in a variety of structures, including senior and subordinated classes, and certain of our investments consist of subordinated classes of securities in a structured finance investment secured by a pool of mortgages or loans, including horizontal and other risk retention investments.
The assets underlying CMBS generally consists of commercial mortgages secured by real property, which from time to time may include assets or properties owned directly or indirectly by us or by one or more other Blackstone Vehicles. See
“—Risks Related to Conflicts of Interest —When we make investments in which Other Blackstone Accounts also invest at a different level of an issuer’s or borrower’s capital structure, conflicts of interest arise, and our Manager may take actions that are adverse to us.”
Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the transfer of assets to the issuer of such securities could be treated as a financing rather than a sale, and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.
The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could reoccur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS.
Subordinated securities would likely be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with no, or only a nominal amount of, equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying property developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS or CLOs because the ability of borrowers to make principal and interest payments on the underlying loans may be impaired.
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
With respect to the CMBS and CLOs in which we invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We have in the past and may in the future acquire classes of CMBS or CLOs, for which we may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying
CMBS and other investments may be highly dependent on the performance of the servicer, special servicer and collateral manager. These parties may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Servicers, special servicers and collateral managers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers and special servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all investors in the securitization, servicers and special servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of servicers, special servicers and collateral managers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers, special servicers or collateral managers fail to effectively perform their obligations pursuant to the applicable servicing agreements or collateral management agreements, such failure may adversely affect our investments. For certain non-recourse securitization transactions we have entered into, CT Investment
Management Co., LLC, or CTIMCO, which is a subsidiary of Blackstone, is the special servicer, and any such securitization transaction or any CMBS, CLOs or similar security we may in the future invest in for which CTIMCO is the special servicer may present conflicts of interest. See “—Risks Related to Conflicts of Interest —To the extent we enter into joint ventures with third parties which engage service providers and vendors as discussed herein, we may be allocated more fees, costs and expenses than our pro rata share,” and “—Risks Related to Our Financing and Hedging” for a
discussion of additional risks related to our non-recourse securitization transactions.
Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.
Many of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated (as is typically the case for private loans) or will be rated as non-investment grade by the rating agencies. Non-
investment grade ratings typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment-grade rated assets.
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
•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and any conflict of interest with a joint venture partner that is a Blackstone-
advised investment vehicle may not be resolved in our favor (see “—Risks Related to Conflicts of Interest —We have invested in joint ventures with Other Blackstone Accounts and divided pool of investments with Other
Blackstone Accounts”);
•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from regulation under the Investment
Company Act, even though we do not control the joint venture.
Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.
Our net leased commercial property investments expose us to risks.
We have formed our Net Lease Joint Venture with a Blackstone-advised investment vehicle to invest in commercial properties subject to triple net leases, and our Bank Loan Joint Venture with a Blackstone-advised investment vehicle has invested in commercial properties subject to triple net leases. which exposes us to risks related to joint venture investments
(see “—Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners”), investments involving Blackstone-advised vehicles (see “—Risks Related to Conflicts of Interest —We are subject to various risks arising out of Blackstone’s allocation of investment opportunities among us and Other Blackstone Accounts, including that certain Other Blackstone Accounts have similar or overlapping investment objectives and strategies, and as a result we will not be allocated certain opportunities and may be allocated opportunities with lower relative returns”) and investments in net lease assets. We may also make other investments in net leased commercial properties.
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
Certain of our investments have been and may continue to be related to data centers. Data center investments are subject to operating risks common to the data center industry, which include changes in tenant demands or preferences. It is possible that changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, may reduce demand for physical data center space and infrastructure or render data center properties obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors may render the products and services of data center tenants obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood of defaults under data center leases, which could have an adverse effect on our return on our investments. Our data center investments could also be adversely affected by other changes in the technology industry, such as a decrease in the use of mobile or web-based commerce or the development of artificial intelligence, or AI
Technologies, models that utilize significantly less computing power to operate, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; and
increased competition, including from tenants choosing to develop their own data centers. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center investments, which could adversely affect us.
Changes in the condition of Fannie Mae or Freddie Mac or government support for rental housing and potential related developments could adversely affect us.
Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac,
are a major source of financing for rental housing real estate in the United States. In recent years, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. New legislation or any other decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie
Mac or have the effect, directly or indirectly, of reducing government support for rental housing more generally, such as changes in the terms or availability of loans, guarantees and credit-enhancement arrangements, or changes to the business or structure of Fannie Mae and Freddie Mac, may adversely affect interest rates, capital availability, development of rental housing communities and the value of rental housing assets and, as a result, may adversely affect any related business we have or may enter into, such as our Agency Multifamily Lending Partnership.
Our Agency Multifamily Lending Partnership allows our borrowers to access multifamily agency financing through
MTRCC’s Fannie Mae Delegated Underwriting and Servicing and Freddie Mac Optigo™ lending platforms. We are entitled to receive a portion of origination, servicing, and other fees paid under the programs for loans that we refer to
MTRCC for origination.
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
operations and financial condition.
We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through repurchase agreements, bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements. We have also issued and may in the future also issue additional debt or equity securities to fund our growth. The type and percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
Our current debt agreements impose, and future debt agreements may impose, restrictive covenants, which may restrict our flexibility to operate and make investments.
We borrow funds under various debt agreements, including master repurchase agreements, term loan facilities and notes, with various counterparties. The documents that govern these debt agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants that may restrict certain payments or distributions, how we otherwise deploy capital, or our flexibility to determine our operating policies and investment strategy. Among other things, these agreements require us to maintain specified minimum levels of liquidity and financial ratios. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We have in the past amended the required levels and ratios in certain financial covenants applicable to our master repurchase agreements, which required approval from the lender under each such agreement. If we seek additional amendments to our financial covenants in the future, there can be no assurance we will be able to reach agreement with any or all of the applicable lenders on favorable terms or at all. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
Our master repurchase agreements, secured credit facilities, and other financings we may enter into in the future may require us to provide additional collateral or pay down debt.
Our master repurchase agreements and secured credit facilities with various counterparties, and any bank credit facilities, additional repurchase agreements or other financings we enter into in the future, may involve the risk that our liquidity may be adversely affected if the market value of the investments pledged or sold by us to the provider of the financing declines, which may result in us providing additional collateral or repaying all or a portion of the funds advanced. Our master repurchase agreements and secured credit facilities are generally structured without capital markets-based mark-to-market provisions, which means the margin call provisions do not permit valuation adjustments based on capital markets events.
The majority of our master repurchase agreements and secured credit facilities are non-mark-to-market, which means the margin call provisions only permit valuation adjustments if the loan or collateral pledged or sold by us becomes defaulted, and the margin call provisions for the remainder are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. There can be no assurance we will not experience margin calls under any asset-level financing that contains margin call provisions.
We may not have funds available to repay our debt at the applicable time, which would likely result in defaults unless we are able to obtain financing from alternative sources, which may not be available on favorable terms or at all, or liquidate assets at an inopportune time or an unfavorable price. Posting additional collateral would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. Moreover, if the value of our loan has declined as of the end of that term to below the amount advanced, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.
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
We also seek to structure our leverage such that we minimize the variability between the interest rate of our investments and the interest rate of our leverage - financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such leverage is not available to us from our lenders on reasonable terms, we may use hedging instruments in an effort to effectively create such a match. For example, in the case of fixed rate investments, we have financed and may continue to finance such investments with floating rate leverage but effectively convert all or a portion of our fixed rate exposure to floating rate or vice versa using hedging strategies.
The success of our attempts to mitigate such risk is subject to factors outside of our control, such as the availability to us of financing and hedging options on favorable terms, including with respect to duration and term matching. A duration mismatch may also occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by any extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice effectively extends the duration of our investments, while our hedges or liabilities may have set maturity dates.

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
Accounting for derivatives under GAAP may be complicated. Any failure by us to meet the requirements for applying hedge accounting in accordance with GAAP could adversely affect our earnings. In particular, derivatives are required to be highly effective in offsetting changes in the value or cash flows of the hedged items (and appropriately designated and/
or documented as such). If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting would be discontinued and the changes in fair value of the instrument would be included in our reported net income.
Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements on acceptable terms or at all. High interest rates have increased and could continue to increase the cost of debt financing for the transactions we pursue. We may also rely on short-term financing that would be especially exposed to changes in availability. The market price for our corporate debt, and our ability to access debt capital markets at favorable rates will also depend on a number of other factors, including:
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
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic or capital markets conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. Furthermore, to the extent regulatory capital requirements imposed on our lenders are increased, our lenders may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or an unfavorable
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
We have utilized and may continue to utilize in the future non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.
We have utilized and may utilize in the future, CLOs, CMBS or other non-recourse securitizations of certain of our investments to generate cash for funding new investments and other purposes. These transactions generally involve creating a special-purpose entity, contributing a pool of our assets to the entity, and selling interests in the entity or securities issued by the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade assets), and may involve us retaining or acquiring all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu or subordinate participation in, or other exposure to, investments we have financed using our CLOs. Certain of our CLOs have allowed and may in the future allow us, for a period of time following the issuance of such CLO, to effectively replace a repaid loan in the CLO and maintain the aggregate amount of collateral assets in the CLO, as well as the aggregate financing outstanding under the CLO, by replenishment, using the repayment proceeds to increase the principal amount of existing CLO collateral assets, or reinvestment, using the repayment proceeds to add new eligible collateral assets to the CLO. Because of the interests we retain, in particular with respect to equity or similar subordinated tranches, actions taken by CTIMCO, an affiliate of our Manager or any other entity that acts as special servicer and by our Manager, in its capacity as collateral manager of our CLOs that allow reinvestments, may result in conflicts of interest. See “—Risks Related to Conflicts of Interest.”

The inability to consummate non-recourse securitizations to finance our investments on a long-term basis or on favorable terms could require us to seek other forms of financing, which may not be available on favorable terms or at all, or to liquidate assets at an inopportune time or an unfavorable price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets which we have experienced from time to time, may not permit a non-recourse securitization at a particular time or may make pursuing a securitization less attractive to us even when we do have sufficient assets that we believe might be most advantageously financed in such a transaction, which could adversely affect our performance and our ability to grow our business. We may also suffer losses if the value of an investment we originate or acquire declines prior to securitization. Declines in the value of an investment can be due to, among other things, changes in interest rates and changes in the credit quality of the collateral. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of investments exposes us to potential losses because any equity interest or other subordinate interest we retain in the issuing entity would be subordinate to the securities issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of more senior classes experience any losses. Moreover, the regulatory risk retention requirement for all asset-backed securities requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell investments and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. In addition, a recently adopted SEC rule concerning conflicts of interest in certain securitizations restricts sponsors and other securitization participants from entering into certain transactions with respect to its sponsored asset-backed securities transactions for a one-year period where the securitization participants are deemed to have certain conflicts of interest as defined in the rule.
This rule could limit participation by us as a sponsor or initial investor, and/or our counterparties, in certain asset-backed securities transactions or transactions related to asset-backed securities transactions where a conflict as defined by the rule is deemed to exist.
We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries, joint ventures or co-investments.
We currently guarantee certain obligations of our subsidiaries under various arrangements that provide for significant aggregate borrowings, and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness. We also currently guarantee (on a non-recourse basis) certain indebtedness incurred by our Net Lease Joint Venture and our Bank
Loan Joint Venture and in the future may agree to guarantee other indebtedness or other obligations incurred by other joint ventures or co-investments. Such guarantees may be on a joint and several basis with our joint venture or co-investment partners (including Blackstone-advised investment vehicles), in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.
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
As of December 31, 2025, we were party to outstanding derivative agreements with an aggregate notional value of
$2.7 billion. We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In addition, if a counterparty fails or refuses to meet their obligations under a derivative contract, then our efforts to mitigate risks may be ineffective, which may adversely affect our financial condition. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.
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
We are externally managed by our Manager pursuant to the Management Agreement. We currently have no employees and all of our officers are employees of Blackstone or its affiliates. We are completely reliant on our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies.
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
There is no guarantee that any non-competition and non-solicitation agreements to which senior professionals of
Blackstone are subject, together with Blackstone’s other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. In addition, there is no assurance that such agreements will be enforceable in all cases, particularly as states enact legislation aimed at effectively prohibiting non-competition agreements. For example, legislation that would prohibit post‐employment non‐competition agreements except in limited circumstances has been introduced in New York.
In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to
December 19, 2026, and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives.
Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.

The personnel of our Manager, as our external manager, are not required to dedicate a specific portion of their time to the management of our business.
Neither our Manager nor any other Blackstone affiliate is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. In addition, pursuant to the terms of our Management Agreement, our Manager retains, for and on our behalf and at our expense, the services of certain other persons and firms as our Manager deems necessary or advisable in connection with managing our operations. Certain of these providers include affiliates of Blackstone and its portfolio companies. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager may have conflicts in allocating its time, resources and services among our business and any Other Blackstone Accounts (as defined under “—Risks Related to Conflicts of Interest—We are subject to conflicts of interest, or conflicting loyalties, arising out of our relationship with Blackstone and these conflicts may not be identified or resolved in a manner favorable to us”) our Manager (or its personnel) may manage and expenses allocable to us may increase where third parties are retained to provide services to us. Each of our officers is also an employee of our
Manager or another Blackstone affiliate, who has now or may be expected to have significant responsibilities for other investment vehicles currently managed by Blackstone and its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
Our Manager manages our portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion over investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed investments or our financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of investments we make, and how such loans and investments are financed or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition, or may otherwise not be in our best interests.
Termination of our Management Agreement would be costly.
Termination of our Management Agreement would be difficult and costly. Our independent directors review our
Manager’s performance annually and the Management Agreement may be terminated each year upon the affirmative vote of at least two-thirds of our independent directors, based upon a determination that (i) our Manager’s performance is unsatisfactory and materially detrimental to us or (ii) the base management fee and incentive fee payable to our Manager are not fair (provided that in this instance, our Manager will be afforded the opportunity to renegotiate the management fee and incentive fees prior to termination). Under these circumstances, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee earned during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions increase the cost to us of terminating the Management Agreement and adversely affect our ability to terminate our Manager.
Our Manager maintains primarily a contractual relationship with us. Our Manager’s liability is limited under our
Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.
Pursuant to our Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager is a registered investment adviser with the SEC that maintains primarily a contractual relationship with us, with its duties as set forth in and modified by our Management Agreement. Under the terms of the Management Agreement, our Manager and its affiliates and their respective directors, officers, employees and stockholders are not liable to us, our directors, our stockholders or any subsidiary of ours, or their directors, officers, employees or stockholders for any acts or omissions performed in accordance with and pursuant to the Management
Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates and their respective directors, officers, employees and stockholders with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed or not performed in good faith in accordance with and pursuant to the Management Agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.
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
Risks Related to Conflicts of Interest
We are subject to conflicts of interest, or conflicting loyalties, arising out of our relationship with Blackstone and these conflicts may not be identified or resolved in a manner favorable to us.
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of
Blackstone, our Manager, Other Blackstone Accounts (including Blackstone Real Estate Debt Funds), Portfolio Entities
and the affiliates, partners, members, shareholders, officers, directors, family members and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included in this report, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future.
If any matter arises that our Manager determines in its good faith judgment constitutes an actual and material conflict of interest, our Manager will take such actions as our Manager determines in good faith may be necessary or appropriate to mitigate the conflict in a fair and reasonable manner in accordance with Blackstone’s prevailing protocols and procedures with respect to conflicts resolution among Other Blackstone Accounts generally. Certain transactions between us and
Blackstone or its affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that conflicts of interest will be identified or resolved in a manner that is favorable to
us. “Other Blackstone Accounts” means, individually and collectively and including, as the context may require, us, investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-
investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto). “Portfolio Entity” means, individually and collectively, any entity in which we or an Other Blackstone Account owns, directly or indirectly, an equity interest or debt interest, including, as the context may require, portfolio companies, holding companies, special purpose vehicles and other entities through which investments are held, including the issuers or borrowers thereof. “Blackstone Real Estate Debt Funds” means, individually and collectively and including, as the context may require, us, BREDS’ latest flagship real estate debt fund and potential successor funds, related separately managed accounts and Other Blackstone Accounts that may employ real estate debt or credit-oriented strategies. In this report and in other filings we have made and will make in the future, we also refer (as applicable and as the context may require), to Other Blackstone Accounts as Blackstone-advised investment vehicles,
Blackstone Real Debt Funds as BREDS-advised private funds, and Portfolio Entities as Portfolio Entities owned by
Blackstone-advised investment vehicles, borrowers, issuers or investments.

For more information about our relationship and transactions with Blackstone, our Manager, Other Blackstone Accounts
(including Blackstone Real Estate Debt Funds) and Portfolio Entities, see Note 21 to our consolidated financial statements as well as the corresponding Note in any future filings including consolidated financial statements we make with the SEC, and the information that will be disclosed pursuant to Item 13. “Certain Relationships and Related Transactions, and
Director Independence” in our definitive proxy statement with respect to our 2026 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K.
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
Blackstone personnel work on other projects and conflicts will arise in the allocation of personnel between us and other projects.
Our Manager and its affiliates will devote such time and attention as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of our Manager’s investment committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their Portfolio
Entities, including other investment programs to be developed in the future. Certain non-investment professionals are not dedicated solely to our Manager but rather perform functions that benefit us as well as Other Blackstone Accounts, our
Manager and/or Blackstone, which is expected to detract from the time and attention such persons devote to our Manager.
Even some key personnel of our Manager who will devote substantially all of their time and attention to us do not devote their time and attention solely to us. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel share in the fees and performance-
based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time by such personnel. Our Manager’s determination of the amount of time and attention necessary to conduct our activities will be conclusive, and we rely on our Manager’s judgment in this regard.
Blackstone is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the benefits that Blackstone could otherwise expect to utilize for our
Manager for purposes of identifying and managing our investments.
Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone, Other
Blackstone Accounts and their Portfolio Entities and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Blackstone may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel may be prohibited by law or contract from sharing information with our Manager or its affiliates that would be relevant to monitoring our investments and other activities. Additionally, Blackstone or Other Blackstone
Accounts can be expected to enter into covenants that restrict or otherwise limit our ability to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts may grant exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment strategy. Finally, certain personnel who are members of our investment team or our Manager’s investment committee may be excluded from participating in certain investment decisions due to conflicts involving other businesses or for other reasons, including other business activities, in which case we will not benefit from their experience. Our stockholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone and its affiliates, including our Manager, have implemented protocols and procedures to address conflicts that arise as a result of their various activities, as well as regulatory and other legal considerations, among other prevailing protocols with respect to conflicts resolution among Other Blackstone Accounts generally. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, an infrastructure business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than it would otherwise be subject to if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between Blackstone Real Estate and the other business units at Blackstone,
Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information which have the potential to reduce the positive synergies and collaborations that our Manager could otherwise expect to utilize for purposes of identifying, pursuing and managing attractive investments. For example,
Blackstone will from time to time come into possession of material nonpublic information with respect to companies in which Other Blackstone Accounts may be considering making an investment or companies that are Other Blackstone
Accounts. As a consequence, that information, which could be of benefit to us, might become restricted to those other respective businesses and otherwise be unavailable to us. However, certain business units will have access to form documents used by other business units; for example, when providing “seller financing” in connection with a sale, we may utilize form debt or credit agreements utilized or created by Other Blackstone Accounts with a strategy that focuses on debt investments and vice versa. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect our ability to effectively achieve our investment objectives by unduly limiting our investment flexibility and/or the flow of otherwise appropriate information between our Manager and other business units at Blackstone. For example, in some instances, personnel of
Blackstone would be unable to assist with our activities as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, in some instances, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to purchase or sell an investment that we otherwise might have purchased or sold, which could negatively affect our operations.
In addition, to the extent that Blackstone is in possession of material nonpublic information or is otherwise restricted from trading in certain securities, we and our Manager may also be deemed to be in possession of such information or be otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Blackstone Account has made or has considered making an investment or which is otherwise a client of
Blackstone or an Other Blackstone Account or their affiliates, will from time to time restrict or otherwise limit the ability of Blackstone and its affiliates, including our Manager, and us to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, our Manager and its affiliates will consider such relationships when evaluating an investment opportunity (including any incentives or disincentives as part of such relationships), and such relationships can be expected to influence our Manager’s decision to make or not make particular investments on our behalf (e.g., investments in a competitor of a client or any other person with whom Blackstone has a relationship). We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone and its affiliates may have or transactions or investments that
Blackstone may make or has made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—We are subject to various risks arising out of Blackstone’s allocation of investment opportunities among us and Other Blackstone Accounts, including that certain Other Blackstone Accounts have similar or overlapping investment objectives and strategies, and as a result we will not be allocated certain opportunities and may be allocated opportunities with lower relative returns” below. We may also co-invest with Other Blackstone Accounts or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by our
Manager and its affiliates with respect to our investments and otherwise result in a conflict.
Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers or sources of financing, including with respect to the public offering and private placement of debt (including through securitizations) or equity securities issued by, and loan proceeds borrowed by us or our subsidiaries or advise on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or
“best efforts”, basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by its Portfolio Entities. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including us), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties.
A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our subsidiaries, or as dealer, broker or advisor to a counterparty to us or our subsidiaries, and purchase securities from or sell securities to us, our subsidiaries, Other Blackstone Accounts or their Portfolio Entities, or advise on such transactions. For example, Blackstone Securities Partners L.P., or BSP, a broker-dealer affiliate of our
Manager, has been, and is expected to continue to be, engaged on terms equivalent to those of unaffiliated third parties as a member of the syndicate and participated in broad syndications led by third-party banks for our securities offerings and other financing transactions, including our Term Loan B. Blackstone will also from time to time, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets, subject to applicable law that result in commissions or other compensation paid to Blackstone by us or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance fees), incentive fees, consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other
Blackstone Account or their Portfolio Entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders and will not reduce our Manager’s management fee.
Sales of securities for our account may from time to time be bunched or aggregated with orders for other accounts of
Blackstone including Other Blackstone Accounts. It could be impossible, as determined by our Manager and its affiliates in their sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us. When Blackstone serves as underwriter with respect to securities held by us or any of our subsidiaries, we could be subject to a “lock-up” period following the offering under applicable regulations during which time we would be unable to sell any securities subject to the “lock-up”. This may prejudice our ability to dispose of such securities at an opportune time. These conflicts related to securities and lending activities will not necessarily be resolved in our favor. Our stockholders will not receive any benefit from any such investments.
On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses and combined these businesses with PJT Partners
Inc., or PJT, an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving us, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence our Manager to select or recommend PJT to perform services for us (the cost of which will generally be borne directly or indirectly by us). See also “— Our Manager may face conflicts of interests in choosing our service providers and certain service providers may provide services to our Manager or Blackstone on more favorable terms than those payable by us” below.
Blackstone receives, generates or obtains various kinds of data and information from us, Other Blackstone Accounts and
Portfolio Entities, including but not limited to data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability matters, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from us, Other Blackstone Account and Portfolio Entities.
Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements with Other Blackstone Accounts, Portfolio Entities and us, as well as related parties and service providers, which will give
Blackstone access to (and rights regarding, including, use, ownership, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course. Further, this alternative data is expected to be aggregated across us,
Other Blackstone Accounts and Portfolio Entities. Although Blackstone believes that these activities improve Blackstone’s investment management and other business activities on our behalf and on behalf of Other Blackstone Accounts, information obtained from us and Portfolio Entities also provides material benefits to Blackstone or Other Blackstone
Accounts without compensation or other benefit accruing to us or our stockholders. For example, information obtained from a Portfolio Entity can be expected to enable Blackstone to better understand a particular industry, enhance
Blackstone’s ability to provide advice or direction on strategy or operations to the management team of Portfolio Entities owned by us and Other Blackstone Accounts and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the Portfolio Entity, without compensation or benefit to us or the Portfolio Entities. Blackstone is expected to serve as the repository for data described in this paragraph, including with ownership, use and distribution rights therein.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, Blackstone is generally free to use and distribute data and information from our activities to assist in the pursuit of Blackstone’s various other activities, including but not limited to, trading activities for the benefit of Blackstone or an Other Blackstone Account. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a Portfolio Entity in the same or related industry.
Such trading or other business activities is expected to provide a material benefit to Blackstone without compensation or other benefit to us or our stockholders.
The sharing and use of “big data” and other information presents potential conflicts of interest and any benefits received by
Blackstone or its personnel (including fees (in cash or in kind), costs and expenses) will not offset our Manager’s management fee or otherwise be shared with our stockholders. As a result, our Manager has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits Blackstone or Other Blackstone
Accounts.
Other present and future activities of Blackstone and its affiliates (including our Manager) will from time to time give rise to additional conflicts of interest relating to us and our investment activities. In the event that any such conflicts of interest arise, we will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that conflicts will not necessarily be resolved in favor of our interests.
Blackstone engages various advisors and operating partners who may co-invest alongside us, and there can be no assurance that such advisors and operating partners will continue to serve in such roles.
Blackstone, its affiliates and their personnel and related parties engage and retain strategic advisors, consultants, senior advisors, industry experts, joint venture and other partners and professionals, any of whom might be current or former executives or other personnel of our Manager, its affiliates, Portfolio Entities or Other Blackstone Accounts, or,
collectively, Consultants, to provide a variety of services. Similarly, we, Other Blackstone Accounts and Portfolio Entities
retain and pay compensation to Consultants to provide services, or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by us or a
Portfolio Entity to Consultants in connection with the above services, including cash fees, profits, or equity interests in a
Portfolio Entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as our expenses or expenses of the Portfolio Entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by our Manager, be chargeable to our Manager or deemed paid to or received by our Manager, or offset or reduce any management fees to our Manager.
Also, Consultants may co-invest alongside us in investments and participate in long-term incentive plans of a Portfolio
Entity, which generally will result in us being allocated a smaller share of an investment. Consultants’ benefits described in this paragraph may continue after termination of status as a Consultant.

The time, dedication and scope of work of a Consultant varies considerably. In some cases, a Consultant advises
Blackstone on transactions, provides our Manager with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of
Portfolio Entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend our Manager and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We,
Blackstone, and/or Portfolio Entities can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. Moreover, in negotiating and structuring transactions with Consultants or counterparties (such as investment banks, financial intermediaries and other service providers) of us or our Portfolio Entities, our Manager will generally not seek to maximize terms as if such transaction was taking place in isolation—it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in a cost to us (or otherwise make the terms of the transaction less favorable to us). In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they can be expected to have dedicated offices at
Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for
Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related e-
mail addresses or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Management
Agreement, and their salary and related expenses are paid by us or by Portfolio Entities without any reduction or offset to our Manager’s management fees. Some Consultants work only for us and/or Portfolio Entities, while other Consultants may have other clients. In particular, in some cases, Consultants, including those with a “Senior Advisor” title, will be engaged with the responsibility to source and recommend transactions to our Manager potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of our Manager under the Management
Agreement, the compensation to such Consultants could be borne fully by us (with no reduction or offset to the management fee paid to our Manager). If such Senior Advisors generate investment opportunities on our behalf, such members may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction. Consultants could have conflicts of interest between their work for us and Portfolio Entities, on the one hand, and themselves or other clients, on the other hand, and our Manager is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants could provide services on behalf of both us and Other Blackstone Accounts, and any work performed by Consultants retained on our behalf could benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and Blackstone shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant to such Other Blackstone
Accounts.
We may source, sell and/or purchase assets either to or from our Manager and its affiliates or issued by affiliates of our
Manager, and such transactions may cause conflicts of interest.
We may purchase assets from affiliates of our Manager and in the future may directly or indirectly source, sell and/or purchase all or any portion of an asset (or portfolio of assets/investments) to or from our Manager and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other Blackstone Accounts, own or have invested in. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of the
Management Agreement (including the requirement that sales to or acquisitions of investments from Blackstone, any Other
Blackstone Account or any of their affiliates be (A) on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third party and (B) approved in advance by a majority of our independent directors. We have invested and may also in the future invest in Other Blackstone Accounts or their securities, and Other Blackstone Accounts may invest in us in the future. Such Other Blackstone Accounts in which we invest may enter into similar transactions with Other Blackstone Accounts or Blackstone affiliates. We may also source, sell to and/or purchase from third parties, interests in or assets issued by affiliates of our Manager or their respective related parties, and such transactions would not require approval by our independent directors or an offset of any fees we otherwise owe to our
Manager or its affiliates. The transactions referred to in this paragraph involve conflicts of interest, as Blackstone and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. Our Manager will take such actions as it determines in good faith may be necessary or appropriate to mitigate such conflicts of interest in a fair and reasonable manner in accordance with Blackstone’s prevailing protocols and procedures with respect to conflicts resolution among Other Blackstone Accounts generally; however, there can be no assurance such conflicts of interest will be resolved in our favor.

We are subject to various risks arising out of Blackstone’s allocation of investment opportunities among us and Other
Blackstone Accounts, including that certain Other Blackstone Accounts have similar or overlapping investment objectives and strategies, and as a result we will not be allocated certain opportunities and may be allocated opportunities with lower relative returns.
Through the Blackstone Real Estate Debt Funds and certain Other Blackstone Accounts, Blackstone invests third-party capital (and its own capital) in a wide variety of mortgage loans and real estate-related debt investment opportunities on a global basis. Not every investment opportunity suitable for us will be allocated to us in whole or in part. In addition, investment opportunities that fall within our investment objectives or strategy may be allocated in whole or in part to
Blackstone itself or Other Blackstone Accounts, such as strategic investments made by Blackstone itself (whether in financial institutions or otherwise) and investments by Other Blackstone Accounts that have investment objectives or guidelines similar to or overlapping, in whole or in part, with ours to some extent, or pursue similar returns as us but have different investment strategies or objectives. Moreover, Portfolio Entities of Other Blackstone Accounts may pursue follow-on investments (using, in whole or in part, such Portfolio Entity’s own balance sheet capital or with additional capital from such Other Blackstone Account) that fall within our investment objectives or strategies. Therefore, it is expected that there will be instances where investments which are consistent with our investment objectives are allocated to such Other Blackstone Account’s Portfolio Entity as a follow-on investment. Furthermore, there will be numerous circumstances where investments that are consistent with our investment objectives may be required or permitted to be offered to, shared with or made by one or more Other Blackstone Accounts (and so, offered to, shared with or made thereby). Further, with respect to any investment opportunities falling within our investment objectives or strategies involving interests in Portfolio Entities of Other Blackstone Accounts that are the subject of a fund restructuring or similar transaction, investors in such Other Blackstone Accounts can be expected to have priority rights to roll over their existing interests or otherwise reinvest in such Portfolio Entities (e.g., through a newly formed “continuation fund”) in connection therewith, such that we are not allocated all or any part of any such investment opportunity. It is expected that some activities of Blackstone, Other Blackstone Accounts and their Portfolio Entities will result in them competing with us and our Portfolio Entities for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. Other Blackstone
Accounts (including Blackstone Real Estate Debt Funds) may receive priority allocations of investment opportunities falling within their primary investment focus. For example, certain Other Blackstone Accounts managed or advised by
Blackstone Real Estate generally have priority with respect to control-oriented “opportunistic” investments (whether in debt or in equity) in real estate assets or real estate companies. Blackstone has conflicting loyalties in determining whether an investment opportunity should be allocated to us, Blackstone or an Other Blackstone Account. Blackstone has adopted prevailing protocols and procedures, which it can be expected to update from time to time, regarding the allocation of investment opportunities.
Additionally, investment opportunities sourced by Blackstone affiliates for Other Blackstone Accounts will be allocated in accordance with Blackstone’s and our Manager’s respective allocation policies, which may provide that investment opportunities, including those sourced with respect to such Other Blackstone Accounts, will be allocated in whole or in part to other business units of Blackstone (including business units within BREDS and the other credit-focused businesses of
Blackstone) on a basis that Blackstone and our Manager believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone or our Manager and such other business units, as set forth below. It should also be noted that investment opportunities sourced by other business units of Blackstone
(outside of those managed by our Manager) will be allocated in accordance with such business units’ prevailing protocols and procedures with respect to allocation, which will result in such investment opportunities being allocated, in whole or in part, away from us to Other Blackstone Accounts.
•Overlapping Objectives and Strategies. In circumstances in which any Other Blackstone Accounts have investment objectives or guidelines that overlap with those of ours, in whole or in part, Blackstone (and the particular investment professionals overseeing allocations with respect to us and such Other Blackstone Accounts)
generally determines the relative allocation of investment opportunities among such vehicles and/or Other
Blackstone Accounts on a “fair and reasonable” basis in good faith according to guidelines and factors determined by Blackstone. However, the application of those guidelines has in limited circumstances, resulted and factors can be expected to result in us not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. Our Manager could also determine not to pursue certain opportunities consistent with our investment strategies and objectives or, alternatively, could later determine an opportunity is appropriate for us after initially reviewing such opportunity for or on behalf of Other Blackstone
Accounts. We regularly invest in real estate debt or credit-oriented investments alongside certain Other
Blackstone Accounts, including Blackstone Real Estate Debt Funds. Among the factors that our Manager (and the particular investment professionals overseeing allocations with respect to us and such Other Blackstone Accounts)
considers in making investment allocations among us and Other Blackstone Accounts are the following: (i) any applicable investment objectives, focus, parameters, guidelines, investor preferences, limitations and other contractual provisions and terms relating to us and such Other Blackstone Accounts; (ii) our available capital and the available capital of such Other Blackstone Accounts, as determined by our Manager in good faith (which may take into account relative portfolio composition, anticipated leverage, anticipated subscriptions and redemptions, anticipated co-investment and other considerations in addition to buying power), anticipated capital needs for the investment and the duration of any relevant investment period and desired capital deployment timeframe; (iii)
legal, tax, accounting, regulatory and other considerations deemed relevant by our Manager; (iv) ability to employ leverage and expected or underwritten leverage on the investment; (v) primary and permitted investment strategies, focuses and guidelines, liquidity positions and requirements, and our objectives and the objectives of
Other Blackstone Accounts, including, without limitation, with respect to Other Blackstone Accounts that expect to invest in or alongside other funds or across asset classes based on expected return, and certain managed accounts with similar investment strategies and objectives; (vi) sourcing of the investment (including by a particular Blackstone business unit); (vii) the sector and geography/location of the investment; (viii) the specific nature (including size, type, amount, liquidity, holding period, remaining investment periods, loan pledgeability, anticipated maturity, and minimum investment criteria) of the investment, (ix) expected investment return; (x)
risk/return profile of the investment; (xi) structure of leverage; (xii) expected cash characteristics (such as cash-
on-cash yield, distribution rates or volatility of cash flows); (xiii) capital expenditure required as part of the investment; (xiv) loan-to-value ratio or debt service coverage ratio of the investment; (xv) portfolio diversification, construction and concentration concerns (including, but not limited to, (A) allocations necessary for us or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment, and (B)
whether a particular Other Blackstone Account already has its desired exposure to the investment, sector, industry, geographic region or markets in question); (xv) relation to existing investments in an Other Blackstone Account, if applicable (e.g., “follow on” to an existing investment, joint venture or other partner to existing investment, or same security as existing investment), (xvi) avoiding allocation that could result in de minimis or odd lot investments; (xvii) redemption or withdrawal requests from an Other Blackstone Account and anticipated future contributions into an Other Blackstone Account; (xviii) the ability of an Other Blackstone Account to employ leverage, hedging, derivatives, or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities; (xix) the credit and default profile of an investment or borrower; (xx) the extent of involvement of the respective teams of the investment professionals dedicated to us and Other Blackstone Accounts and sourcing of the investment; (xxi)
the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, (xxii) with respect to investments that are made available to Blackstone by counterparties pursuant to negotiated trading platforms (e.g.,
ISDA contracts), the absence of such relationships which may not be available for all Other Blackstone Accounts;
(xxiii) contractual obligations; (xxiv) co-investment arrangements; (xxv) potential path to ownership; (xxvi) the relative stage of the applicable Other Blackstone Account’s investment period (e.g., early in a vehicle’s investment period, our Manager may over-allocate investments to such vehicle); (xxvii) how governance rights will be shared between us and such Other Blackstone Account(s); and (xxviii) other considerations deemed relevant by our Manager in good faith. Our Manager will determine our “available capital” and the “available capital” of Other Blackstone Accounts in its discretion (and may from time to time utilize a “fixed” amount of available capital with respect one or more Other Blackstone Account for a period of time). To determine each
Other Blackstone Account’s available capital, our Manager is expected to take into consideration a time-weighted estimate of such Other Blackstone Account’s target deployment pace over a given period of time and, if applicable, an Other Blackstone Account’s percentage of available capital eligible for certain investment types and expected advance rate for financing, each of which are expected to be updated from time to time and any changes thereto will result in the Other Blackstone Account (e.g., us) participating in investment opportunities to a greater or lesser degree than was previously the case. Available capital also includes and takes into account (a) capital already deployed, (b) imminent net subscriptions for open ended vehicles and (c) commitments (including commitments likely to close within a reasonable time of allocation). Such considerations involve our Manager making subjective judgments and future estimates and there can be no assurance that these will ultimately prove correct in hindsight. These determinations involve inherent conflicts of interest, and there can be no assurance that any such conflicts will be resolved in a manner that is favorable to us. The manner in which our available capital is determined by our Manager may differ from the determination of available capital for Other Blackstone
Accounts and/or may subsequently change. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other Blackstone Accounts may adversely impact our allocation of particular investment opportunities. The considerations above may result in us acquiring securities in which Other Blackstone Accounts hold a pre-existing investment, and similarly may result in Other Blackstone
Accounts (including Blackstone Real Estate Debt Funds) investing in securities in which we have previously invested, whether or not we participate in such additional investment (which may result in our investment therein being subject to dilution).

Our Manager is authorized to follow very broad investment guidelines has significant latitude within the broad investment guidelines in determining the types of loans and investments we make, and various Other Blackstone
Accounts (now existing or that may be formed in the future) have similar or overlapping investment objectives and strategies, or have “sleeves” of capital, or a portion of their investment objectives or strategies, that is substantially similar to ours. We have invested and expect to continue investing alongside other Blackstone Real
Estate Debt Funds and certain Other Blackstone Accounts as part of our investment strategy. Investors should bear in mind the sharing of certain investment opportunities with other Blackstone Real Estate Funds with investment objectives and strategies that overlap with ours will, under certain circumstances, if such investment opportunity falls within the primary focus of such Blackstone Real Estate Debt Fund, reduce the allocation of available investment opportunities for us and may be revisited or modified by Blackstone from time-to-time. Further, we have made a capital commitment to, and may share investment opportunities with, another Blackstone Real Estate
Debt Fund formed to invest in Core+ real estate debt investments in the U.S. and Canada and Other Blackstone
Accounts (including us) may also make capital commitments or other investments in Other Blackstone Accounts
(including us), which presents inherent conflicts of interest for our Manager, and there can be no assurance that any such conflicts will be resolved in a manner that is favorable to us. To mitigate such conflicts, our capital commitment (and the capital commitments or other investments of Other Blackstone Accounts or Blackstone affiliates that have made or may make capital commitments or other investments to an Other Blackstone Account)
are not taken into account for purposes of any applicable consent or approval. In addition, capital commitments or other investments by Other Blackstone Accounts (including Blackstone Real Estate Debt Funds) in a Blackstone
Real Estate Debt Fund are expected to have an effect on the ultimate allocations to such Blackstone Real Estate
Debt Fund, and Other Blackstone Accounts (including Blackstone Real Estate Debt Funds) that have made or may make a capital commitment or other investment to this Blackstone Real Estate Debt Fund as our Manager may take into account the interests of all Other Blackstone Accounts (including us) when making available capital determinations, which could result in more or less investment opportunities being allocated to us.
Blackstone may in the future establish programmatic allocation frameworks with respect to the us, on the one hand, and Other Blackstone Accounts, on the other hand, and such frameworks will be subject to change from time to time, which may result in us participating in certain investment opportunities to a greater or lesser extent than would have otherwise been the case. With respect to the allocation of certain private loan investment opportunities, our Manager has implemented a protocol with the aim of systematically allocating such investment opportunities among the relevant Blackstone Real Estate Debt Funds (including us) based on available capital over time, while considering the investment guidelines and parameters of each relevant Blackstone Real Estate
Debt Funds (including us) and taking into account the allocation factors and considerations discussed above.
Specifically, once eligible relevant Blackstone Real Estate Debt Funds (including us) are identified, the protocol generates potential allocation combinations, subject to the number of loan splits and minimum/maximum denomination desired for each relevant Blackstone Real Estate Debt Fund (including us) as determined from time to time in good faith by our Manager. The allocation closest to pro rata based on available capital over time is then selected. When allocating an investment, past deployment is considered, which is similar to a rotational method, where prior allocations are considered when allocating a new investment opportunity among the relevant
Blackstone Real Estate Debt Funds (including us). This protocol is expected to result in smaller investments being allocated on a rotational basis, while larger investments are allocated among the relevant Blackstone Real Estate
Debt Funds (including us). The foregoing allocation methodology is subject to change from time to time, and may be replaced in the future with a different methodology, and our Manager may adjust the allocation of any particular investment opportunity as proposed, in accordance with the broader allocation policies discussed above.
The implementation of the foregoing methodology (and any such changes or replacements in the future, or adjustments) will result in an allocation of any particular investment opportunity that could be different (including smaller or larger allocations to us) from what would otherwise be the case based on prior methodologies used or other methodologies. The aforementioned methodology is subject to all of the allocation factors and considerations discussed in this section.
In connection with the foregoing, Blackstone expects to raise and manage additional Other Blackstone Accounts
(including Blackstone Real Estate Debt Funds) for the benefit of one or more specific investors (or related group of investors) with investment strategies that are the same as or that overlap with ours (including investment funds formed to invest in specific geographical areas or in a specific type of investment or investments), and that may invest alongside us in some or all investments. Blackstone will form one or more Other Blackstone Accounts after the date hereof and will determine from time to time the allocation of investment opportunities between us and such Other Blackstone Accounts as described above. For example, such Other Blackstone Accounts may receive priority allocations of investment opportunities falling within their primary investment focus and/or Blackstone may allocate investment opportunities (in whole or in part) to such Other Blackstone Accounts in lieu of us, including in connection with launching and “ramping up” such Other Blackstone Accounts, or otherwise, subject to the determination by Blackstone that such allocations are “fair and reasonable” and otherwise consistent with
Blackstone’s allocation protocols and procedures, as more fully described above.
•Investments Within our Investment Objectives and Strategies Not Pursued by Us. Under certain circumstances, our
Manager can be expected to determine not to pursue some or all of an investment opportunity (including, for the avoidance of doubt, follow-on investment opportunities) within our investment objectives and strategies, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Blackstone
Accounts, their respective Portfolio Entities or Blackstone. In addition, our Manager will, in certain circumstances, determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because (i) we have insufficient available capital (as determined by our
Manager in its good faith discretion taking into account not only capital that is actually available but considerations such as portfolio composition, anticipated co-investment and other factors) to pursue the investment opportunity, (ii) we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by our Manager in its good faith discretion, or (iii) the investment opportunity is not appropriate for us for other reasons as determined by our Manager in its good faith sole discretion (which may include, for example, as a result of an Other Blackstone Account having an existing interest in an investment, or where an Other Blackstone Account is currently considering or pursing acquiring such an investment). In any such case Blackstone could thereafter, offer such opportunity, in whole or in part, to other parties, including Other Blackstone Accounts, Portfolio Entities, joint venture partners, related parties or third parties. Such Other Blackstone Accounts or one or more Portfolio Entities thereof, will from time to time (i)
make or receive priority allocations of certain investments that are appropriate for us, and (ii) participate in investments alongside us, provided, that any such allocation may be subsequently adjusted at Blackstone’s discretion. For the avoidance of doubt, the foregoing considerations shall also apply to follow-on opportunities and/or refinancings involving the same or similar collateral and/or investment terms, which will result from time to time in an Other Blackstone Accounts participating in an investment opportunity in a Portfolio Entity in which we have a pre-existing investment, and us participating in such opportunity to a lesser extent than would otherwise be the case, or not at all, and its position therein being diluted. Any such Other Blackstone Accounts may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than our Manager believes to be the case. In any event, there can be no assurance that our Manager’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Blackstone, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to our Manager. In some cases, Blackstone earns greater fees when Other Blackstone
Accounts participate alongside or instead of us in an investment.
•Investments Alongside Regulated Funds. Blackstone and/or certain Other Blackstone Accounts that are regulated under the Investment Company Act or foreign equivalent, each of which we refer to as a Regulated Fund, are subject to exemptive orders from the SEC or equivalent from other foreign regulators, or Exemptive Orders, including a new Exemptive Order (or new provisions of any existing Exemptive Orders), which includes restrictions, limitations and requirements affecting investment allocations that differ from or extend beyond those described in any existing or former Exemptive Orders and could result in increased costs to us, any Other
Blackstone Accounts and any Regulated Funds. To the extent such future Exemptive Orders afford Blackstone greater discretion in allocating transactions among us, any Other Blackstone Accounts and any Regulated Funds,
Blackstone will retain sole discretion in making such determinations in accordance with such Exemptive Orders, notwithstanding any associated conflicts. Additionally, the other terms and conditions of any such new or revised
Exemptive Orders may be more or less restrictive than the existing Exemptive Orders. For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated
Funds, such investment opportunity shall also be offered to such Regulated Funds. In the event that the aggregate targeted investment sizes of such Other Blackstone Accounts and such Regulated Funds that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to each of us, such Other Blackstone Accounts and such Regulated Funds will be reduced proportionately based on their respective “available capital” as defined in the Exemptive Order, which could result in allocation to us in an amount less than what it would otherwise have been if such Other Blackstone Accounts and Regulated Funds did not participate in such investment opportunity. The Exemptive Order also restricts our ability (or the ability of any Other Blackstone Accounts from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the Exemptive
Order. As a result, we risk being unable to make investments in different parts of the capital structure of the same
Portfolio Entity in which a Regulated Fund has invested or seeks to invest, and Regulated Funds risk being unable to make investments in different parts of the capital structure of the same Portfolio Entity in which we have invested or seek to invest. We may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the Investment Company Act, related guidance from the SEC and/or the Exemptive Order. For example, we could be restricted from participating in certain transactions or taking certain actions in respect of Portfolio Entities in which certain Other Blackstone
Accounts and/or a Regulated Fund have also invested, which may include but is not limited to declining to vote, participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the Exemptive Order), exercising rights with respect to any such investment, and/or declining to participate in follow-on investments. We may also be required to sell an investment to avoid potential violations of the
Investment Company Act and/or related rules thereunder or for other reasons. In such cases, our interests in an investment could be adversely affected, including by resulting in the dilution of or decrease in the value of our investment, or otherwise by resulting in us being put in a disadvantageous position with respect to the investment as compared to Other Blackstone Accounts, including Regulated Funds. Whether we participate or decline to participate in any such action or transaction will be made by our Manager in its sole discretion and will take into account our Manager’s fiduciary duties and applicable law, including the Investment Company Act, the rules thereunder and/or the Exemptive Order. There is no assurance that any such determination will be resolved in our favor . The rules promulgated by the SEC under the Investment Company Act, as well as any related guidance from the SEC and/or the terms of the Exemptive Order itself, are subject to change, and we could undertake to amend the Exemptive Order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving us, any Other Blackstone Account and any Regulated
Funds, any of which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to us. Moreover, with respect to our ability to allocate investment opportunities, including where such opportunities are within objectives and guidelines in common between us and one or more Other Blackstone Accounts (which allocations are to be made on a basis that our
Manager believes in good faith to be fair and reasonable), Blackstone has established general guidelines and policies, which it can be expected to update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like”
investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments and other matters. In addition, certain Other Blackstone Accounts can receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Blackstone Accounts’ respective governing agreements. The application of those guidelines and conditions could result in us or Other Blackstone Accounts not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments. Additionally, investment opportunities sourced by us will be allocated in accordance with Blackstone’s allocation policies, which provide that investment opportunities will be allocated in whole or in part to other business units of Blackstone on a basis that Blackstone believes in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from us and such other business units or segments. It should also be noted that investment opportunities sourced by business units of Blackstone will be allocated in accordance with Blackstone’s allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from us and
Other Blackstone Accounts.
•Financial Compensation to Allocate to Other Blackstone Accounts. When our Manager determines not to pursue some or all of an investment opportunity for us that would otherwise be within our objectives and strategies, and
Blackstone provides or offers the opportunity to Other Blackstone Accounts (or other parties, including Portfolio
Entities, joint venture partners, related parties or other third parties), Blackstone (including its personnel) could receive compensation from the Other Blackstone Accounts and/or other parties, whether or not in respect of a particular investment, including an allocation of carried interest, referral fees or revenue share, and any such compensation could be greater than amounts paid by us to our Manager. As a result, our Manager (including real estate personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us to or source investment opportunities for Other Blackstone Accounts and/or other parties, which could result in fewer opportunities (or reduced allocations) being made available to us. In addition, in some cases
Blackstone could earn greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment.
•Basis for Allocation Determinations. Our Manager makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to our Manager, or circumstances not foreseen by our Manager at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that our Manager determines to be consistent with the return objectives of a fund rather than us may not match our Manager’s expectations and underwriting and generate an actual return that would have been appropriate for us. Conversely, an investment that our Manager expects to be consistent with our return objectives will, in certain circumstances, fail to achieve them.
•Reallocation of Investments. Our Manager could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to us based on information available to our Manager at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa) based on subsequent information received by our
Manager in respect of such investment opportunity (e.g., an investment opportunity that our Manager initially determines to be more consistent with our return objectives could subsequently be determined to be consistent with the return objectives of one or more Other Blackstone Accounts). In such circumstance, our Manager could determine to reallocate all or any portion of any such investment opportunity from us to such Other Blackstone
Account (or vice versa), such Other Blackstone Account (including us) from which an investment opportunity is being reallocated, a Reallocating Other Blackstone Account, including in circumstances where such Reallocating
Other Blackstone Account has entered into an exclusivity arrangement or other binding agreement with one or more third parties, any such reallocated investment opportunity, a Reallocated Investment. In such cases, (a) if the non- Reallocating Other Blackstone Account acquires the investment, then it shall reimburse the Reallocating
Other Blackstone Account for any incurred costs (including due diligence costs and other fees and expenses), incurred by the Reallocating Other Blackstone Account relating to such Reallocated Investment and (b) if the non-
Reallocating Other Blackstone Account chooses not to make the Reallocated Investment, then any such deferred costs incurred by the Reallocating Other Blackstone Account will be borne by such Reallocating Other Blackstone
Account, provided that the non- Reallocating Other Blackstone Account will be responsible for any additional due diligence or other costs incurred in the process of evaluating the investment for its own account. Reallocated
Investments as described above are not subject to board approval.
•Investments in the Same Level of an Issuer’s or Borrower’s Capital Structure. We and Other Blackstone Accounts
have made and in the future are expected to make investments in which Other Blackstone Accounts also invest at the same level of an issuer’s or borrower’s capital structure. Such investments generally will not require prior approval of our independent directors except to the extent required by the Management Agreement. To the extent we jointly hold an investment with any Other Blackstone Account that has a different expected duration or liquidity terms, conflicts of interest will arise between us and such Other Blackstone Account with respect to the timing and manner of any disposition of the investment or any modification or restructuring of the investment. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to the investment by us or the Other Blackstone Account. If the Other Blackstone Account
maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone
Accounts, which may adversely impact us. Even if we and such Other Blackstone Accounts invest in the same investments, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other consideration, the terms of such investment (including with respect to price and timing) for us and/or such Other Blackstone Accounts may not be the same. Additionally, we and/or such Other Blackstone
Accounts will generally have different expiration dates and/or investment objectives (including return profiles)
and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities. As such, we and/or such Other Blackstone Accounts may acquire an interest in the same investment at different times and/or dispose of any such shared investment (or choose whether to invest in related investments (such as follow-on investments)) at different times and on different terms.
Participating in investments alongside Other Blackstone Accounts will subject us to a number of risks and conflicts (and in certain circumstances our Manager will be unaware of an Other Blackstone Account’s participation, as a result of information walls or otherwise). At times under certain circumstances, a transaction counterparty will require facing only one lending or investing entity, which can be expected to result in (i) if we are a direct counterparty to a transaction, us being solely liable with respect to our own share as well as Other
Blackstone Accounts’ shares of any applicable obligations, or (ii) if we are not the direct counterparty, us having a contribution obligation to the relevant Other Blackstone Accounts. Alternatively, a counterparty may agree to face multiple funds, which could result in us being jointly and severally liable alongside Other Blackstone Accounts for the full amount of the applicable obligations. Similarly, there may be transactions with respect to which, to address legal, tax, regulatory, administrative or other commercial considerations, Blackstone determines to utilize us, an Other Blackstone Account, a Portfolio Entity or a third party to make an investment commitment for a proposed investment on behalf of itself and one or more Other Blackstone Accounts (or vice versa) with the expectation that the other investors (including us) assume their respective shares of the relevant funding obligation prior to closing.

In cases in which we could be responsible for the liability of an Other Blackstone Account, or vice versa, the applicable parties would generally enter into a back-to-back or other similar contribution or reimbursement agreement. Likewise, for certain investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with us or an Other Blackstone Account. For these transactions, it is anticipated that we would then enter into back-to-back trade confirmations or other similar arrangements with the relevant
Other Blackstone Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro rata share of the relevant loss. In certain circumstances where we participate in an investment alongside any Other Blackstone Account, we may bear more than our pro rata share of relevant expenses related to such investment, including, but not limited to, as the result of such Other Blackstone Account’s insufficient reserves or inability to call capital contributions to cover expenses. It is not expected that we or Other Blackstone Accounts will be compensated for agreeing to be primarily liable vis-à-vis a third- party counterparty. Moreover, in connection with the divestment of all or part of a Portfolio Entity (e.g., an IPO) and/or the wind-down of a Portfolio Entity, Blackstone will seek to track the ownership interests, liabilities and obligations of ours and any Other Blackstone Accounts owning an interest in the Portfolio Entity comprising such operating business, but it is possible that we and applicable Other Blackstone
Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of us and such Other Blackstone Accounts, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities. Finally, in certain circumstances, if we are participating in an investment alongside an Other Blackstone Account (including a co-investment vehicle), we could also bear more than our pro rata share of expenses relating to such investment if such Other Blackstone Account does not have resources to bear such expenses (including, but not limited to, as a result of insufficient reserves and/or the inability to call capital contributions to cover such expenses).
When we make investments in which Other Blackstone Accounts also invest at a different level of an issuer’s or borrower’s capital structure, conflicts of interest arise, and our Manager may take actions that are adverse to us.
We and the Other Blackstone Accounts have made and in the future will likely make investments in which Other
Blackstone Accounts also invest at a different level of an issuer’s or borrower’s capital structure (for example, an investment by the Company in a debt interest with respect to the same Portfolio Entity in which an Other Blackstone
Account owns an equity, debt or mezzanine interest, including investments in CMBS where the underlying properties are owned by Other Blackstone Accounts or a mezzanine or other subordinate interest in which Other Blackstone Account own senior CMBS, or vice versa) or otherwise in different classes or tranches of the same issuer’s or borrower’s capital structure as contemplated by the Management Agreement. Such investments generally will not require prior approval of our independent directors except to the extent required by the Management Agreement. In these situations, conflicts of interest will arise as Blackstone receives fees and other benefits, directly or indirectly, from, or otherwise has interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. In order to mitigate any such conflicts of interest, we, in certain circumstances, will likely recuse ourselves from participating in any decisions relating or with respect to such investment or the applicable investments by the Other
Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each party to the transaction. Despite these, and any of the other actions described below that Blackstone may take to mitigate the conflict, Blackstone will, in certain circumstances, be required to take action when it will have conflicting loyalties between its duties to us and such Other
Blackstone Accounts, or Blackstone, which will, in certain circumstances, adversely impact us. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us (and vice versa). If we recuse ourselves from decision making, it will generally rely upon a third-party to make the decisions, and the third-party could have conflicts or otherwise make decisions that Blackstone would not have made. We will in no way receive any benefit from fees paid to the
Blackstone or its affiliates form a Portfolio Entity in which any Other Blackstone Account or Blackston also has an interest
(including, for greater certainty, any fees Blackstone or its affiliates received as a result of the provisions of services by such affiliates). These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives
Blackstone may have with respect to the parties to the transaction. There can be no assurance that conflicts of interest arising out of such transactions, including in which we have acquired a different principal investment (including, for example, with respect to seniority) will be resolved in favor of our interests.
We and Other Blackstone Accounts have made and held and may continue to make and hold investments at different levels of a Portfolio Entity’s capital structure, which may include us making one or more investments directly or indirectly relating to Portfolio Entities of Other Blackstone Accounts including Blackstone Real Estate Debt Funds and vice versa
(including through investments in CMBS where the underlying properties are owned by Other Blackstone Accounts).
Other Blackstone Accounts may also provide financing and make debt investments in our special purpose vehicles and other subsidiaries which hold one or more of our assets, and may obtain a collateral interest in our assets held therein.
Other Blackstone Accounts may also participate in a separate tranche of a financing with respect to a Portfolio Entity in which we have an interest or otherwise in different classes of such Portfolio Entity’s capital structure. For example, in circumstances where we originate a whole loan and syndicate a portion of such loan to one or more Other Blackstone
Accounts or where we originate a mortgage and syndicate the related A-Note to Other Blackstone Accounts. Such investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of in the capital structure that may be held by such entities– for example, we may represent the controlling class in respect of a financing and as such, may be required to make decisions for all investors, including Other Blackstone
Accounts in the capital structure (and vice versa). In addition, in connection with any shared investments in which we participate alongside any such Other Blackstone Accounts, our Manager will likely grant absolutely to or share with such
Other Blackstone Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including certain control- and/or foreclosure-related rights with respect to such shared investments or otherwise agree to implement certain procedures to mitigate conflicts of interest which may include and often involves, without limitation, maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights (or retaining a third-party loan servicer, administrative agent or other agent for the relevant investment held by us to make decisions on its behalf), relating to us (e.g., following the vote of other third-party lenders generally or otherwise recusing ourselves with respect to decisions, including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. Such investments and transactions will give rise to potential or actual conflicts of interest. There can be no assurance that any conflict will be resolved in our favor. In addition, we may from time to time invest in debt securities and other obligations relating to Portfolio Entities of Other
Blackstone Accounts. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the Other Blackstone Accounts participating in the transaction. In addition, it is possible that in a bankruptcy proceeding that our interest will be subordinated or otherwise adversely affected by virtue of such Other
Blackstone Accounts’ involvement and actions relating to its investment. For example, there may be more senior debt instruments issued by a Portfolio Entity in which we hold or make an investment and in such circumstances the holders of more senior classes of debt issued by such Portfolio Entity (which may include Other Blackstone Accounts) may take actions for their benefit (particularly in circumstances where such Portfolio Entity faces financial difficulties or distress)
that further subordinate or adversely impact the value of our investment.
In addition, under certain circumstances, we may be prohibited (or refrain) from decision-making or exercising other rights it would otherwise have with respect to an investment as a result of our affiliations with. or other relationship with, Other
Blackstone Accounts or Blackstone affiliates that own different interests in such investment. While Blackstone will seek, where applicable, to have a third-party exercise rights on our behalf for purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors or independent representatives), in certain instances such investments may be made without any such third-party participation (for example, because we own or acquire the entirety of the relevant instrument or tranche) or with minority third-party participation, and in such circumstances the absence or size of any such third party could adversely affect us or our interest in the investment (or the applicable Other Blackstone Account(s)) or its ability to effectively mitigate such conflicts of interest.
In connection with negotiating loans and bank financings in respect of Blackstone-sponsored real estate-related transactions, Blackstone will generally obtain the right to participate on its own behalf (or on behalf of Other Blackstone
Accounts) in a portion of the financings with respect to such Blackstone-sponsored real estate-related transactions
(including transactions where the underlying collateral includes property owned by Other Blackstone Accounts) upon an agreed upon set of terms. Blackstone does not believe that the foregoing arrangements have an effect on the overall terms and conditions negotiated with the arrangers of such loans and bank financings. Blackstone may have a greater incentive to invest in such loans and bank financings (as compared to real estate related financings sponsored by other real estate firms or financial sponsors). Except to the extent of fees paid to Blackstone specifically relating to our commitment or investment of capital, our stockholders will in no way receive any benefit from fees paid to any affiliate of our Manager from a Portfolio Entity in which any Other Blackstone Account also has an interest (including, for greater certainty, any fees Blackstone received as a result of the provision of services by such affiliates). To the extent we hold an interest in a loan or security that is different (including with respect to its relative seniority) than those held by such Other Blackstone
Accounts (and vice versa), we will forego some or all of its ability to participate in the decision-making with respect to the rights and actions available to the holders of the same or similar class of loan or security held by us.
In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), can be expected from time to time to provide bridge or other financing, commitments and/or other credit support arrangements, which at the time of establishment could be intended to be replaced and/or syndicated with financing and/or other credit support arrangements from other parties. Any such replacement and/or syndication that is not ultimately consummated or completed as anticipated could result in Blackstone, us, Other Blackstone Accounts or the other parties bearing higher costs and fees and/
or retaining a different share of the investment than initially intended. Similarly, we and/or Other Blackstone Clients could seek to initially acquire investments (including all or part of the relevant tranche of securities) for the purpose of syndicating a portion thereof to one or more Other Blackstone Clients, co-investors or third parties. The terms of any such related party financing and acquisition and syndication will be determined by Blackstone in its sole discretion as described herein, and may involve an Other Blackstone Client and/or Blackstone initially acquiring all or substantially all of an investment, instrument or relevant tranche or class of securities with a view towards syndication. In any such circumstance, third parties may not be available for purposes of mitigating any potential conflicts of interest (as described above) and
Other Blackstone Clients and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including ticking, commitment, warehousing, syndication and other fees and/or interest). The conflicts applicable to Other Blackstone Accounts who invest in different securities of Portfolio Entities will apply equally to
Blackstone itself in such situations. In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.
To the extent we make or have an investment in, or, through the purchase of debt obligations becomes a lender to, a
Portfolio Entity in which an Other Blackstone Account has a debt or equity investment (including through investments in
CMBS where the underlying properties are owned by Other Blackstone Accounts), or if an Other Blackstone Account
participates in a separate tranche of a financing with respect to a Portfolio Entity, Blackstone will generally have conflicting loyalties between its duties to us and to such Other Blackstone Accounts. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us (and vice versa). Moreover, we will generally “follow the vote” of other similarly situated third-party creditors (if any) in voting and governance matters where conflicts of interest exist and will have a limited ability to separately protect its investment and will be dependent upon such third parties’ actions (which may not be as capable as our Manager and may have other conflicts arising from their other relationships, both with
Blackstone and other third parties that could impact their decisions). The foregoing will similarly apply where one or more tenants of a property in which we have made a related investment is related to Blackstone (e.g., an Other Blackstone
Account, investors in Other Blackstone Accounts, other Blackstone affiliates, Blackstone personnel or service providers of us, Blackstone or one or more of their affiliates). For example, we may forego or waive certain consent rights as a lender vis-à-vis tenants, in which case such rights may be waived entirely, or exercised by other lenders, the borrower or a servicer, depending on the circumstances. In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. Such debt investments will generally include us obtaining a collateral interest in the property or Portfolio Entity in which an Other Blackstone
Account holds an interest, and, under certain circumstances (e.g., a foreclosure), such Other Blackstone Account’s interests in such property or Portfolio Entity may be acquired by us (and the same may be the case where an Other Blackstone
Account holds a collateral interest in one or more of our assets).
Furthermore, Other Blackstone Accounts have purchased and sold and may in the future purchase and sale, in primary issuances or secondary trades, securities or other interests in our syndicated corporate-level debt instruments, such as our
Term Loan B, our Senior Secured Notes and our Convertible Notes, or our asset-level financings, such as our CLOs, and/or other securities of ours, including shares of our class A common stock, or derivative instruments related to any of the foregoing. These transactions may give rise to conflicts of interest, and there can be no assurance that any conflicts will be resolved in our favor.
We have invested in joint ventures with Other Blackstone Accounts and divided pool of investments with Other
Blackstone Accounts.
To the extent we acquire properties through joint ventures with Other Blackstone Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Blackstone Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture, but this may not always be the case. We may participate in follow-on investments in joint ventures with Other Blackstone Accounts in which the Other Blackstone Accounts may invest less than their pro rata share or may not participate at all or vice versa. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our exclusion from regulation under the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related to Our Investments—Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.”
Blackstone will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among us and Other Blackstone Accounts. Such allocations generally would be based on Blackstone’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool may have an opportunistic return profile, while others may have a lower return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Blackstone determines should be allocated to different funds. In certain circumstances, Blackstone may determine that for legal, tax, regulatory, accounting, administrative or other reasons such portfolio or pool should be held through a single holding entity even though such portfolio or pool is divided and allocated among us and such Other Blackstone Accounts. Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases that regard, the contractual purchase price paid to a seller or received from a buyer would be allocated among the multiple assets, securities and instruments in the pool, and therefore among us and Other Blackstone Accounts acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis. For example a counterparty could utilize an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value,
Blackstone will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts. In certain cases, we could purchase the entire portfolio or pool from a third-party seller and promptly thereafter sell the portion of the portfolio or pool allocated to an Other
Blackstone Account to that Other Blackstone Account pursuant to an agreement entered into between us and such Other
Blackstone Account prior to closing of the transaction (or vice versa), and such sale would not require approval of our independent directors.
Blackstone is expected to structure certain investments such that Blackstone will face conflicting fiduciary duties to us and certain debt funds.
It is expected that Blackstone will structure certain investments as a result of which one or more Other Blackstone
Accounts or investors therein (including Blackstone Real Estate Debt Funds) are offered the opportunity to participate in the same or a separate debt tranche of an investment allocated to us (and vice versa). As investment adviser to both us and such Other Blackstone Accounts, Blackstone owes a fiduciary duty to these Other Blackstone Accounts and investors therein as well as to us and will encounter conflicts in the exercise of these duties. If we held a “mezzanine” interest in a
Portfolio Entity and one or more of such Other Blackstone Accounts were to own the mortgage debt or other debt instruments relating to such Portfolio Entity (or vice versa), Blackstone will face a conflict of interest in respect of the advice it gives to, or the decisions made with regard to, us and Other Blackstone Accounts (e.g., with respect to the terms of such senior mortgage debt or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters). For example, in a bankruptcy proceeding, in circumstances where we hold an equity or subordinated debt investment in a Portfolio Entity, the holders of such Portfolio Entity’s more senior debt instruments (which may include one or more Other Blackstone Accounts) may take actions for their benefit
(particularly in circumstances where such Portfolio Entity faces financial difficulties or distress) that subordinate or adversely impact the value of our investment in such Portfolio Entity. In addition, in such situations, we may “follow the vote” of other similarly situated third-party creditors (if any) in voting and governance matters where conflicts of interest exist and will have a limited ability to separately protect our investment and will be dependent upon such third parties’
actions (which may not be as capable as Blackstone and may have other conflicts arising from their other relationships, both with Blackstone and other third parties that could impact their decisions). Similarly, certain Other Blackstone
Accounts (including Blackstone Real Estate Debt Funds) can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours or our Portfolio Entities. The trading activities of Other
Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for the account of us or our
Portfolio Entities in any such securities, including with respect to the times at which such securities are acquired or disposed of. Moreover, we may not pursue an investment in a Portfolio Entity otherwise within our investment strategies and objectives as a result of such trading activities by Other Blackstone Accounts.
Blackstone may raise and/or manage Other Blackstone Accounts, which could result in the reallocation of Blackstone personnel and the direction of potential investments to such Other Blackstone Accounts.
Blackstone reserves the right to raise and/or manage Other Blackstone Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S. and Canada, or in a single sector of the real estate investment space (e.g., data centers, office, industrial, retail or rental housing) or making non-
controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See
“—We are subject to various risks arising out of Blackstone’s allocation of investment opportunities among us and Other
Blackstone Accounts, including that Certain Other Blackstone Accounts have similar or overlapping investment objectives and strategies, and as a result we will not be allocated certain opportunities and may be allocated opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate and real estate debt investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other
Blackstone Accounts. The closing of an Other Blackstone Account could result in the reallocation of Blackstone personnel, including reallocation of existing real estate professionals, to such Other Blackstone Account. In addition, potential investments that may be suitable for us may be directed toward such Other Blackstone Account.
Refinancing transactions involving us and Other Blackstone Accounts may give rise to potential or actual conflicts of interest, in addition to the risks inherent to such transactions generally.
We have participated and expect to continue participating in investments relating to (i) the refinancing or modifications of loan investments or portfolios held or proposed to be acquired by Other Blackstone Accounts (including Blackstone Real
Estate Debt Funds), refinancing loans currently held by us and/or (ii) Portfolio Entities of one or more Other Blackstone
Accounts, including primary or secondary issuances of loans or other interests by such Portfolio Entities. In connection with such refinancing, we may negotiate an “exit fee” which only applies in the event of a refinancing by a third-party unaffiliated with Blackstone; such an exit fee may incentivize a borrower to refinance through Blackstone or an Other
Blackstone Account, providing a benefit to Blackstone or an Other Blackstone Account and result in less advantageous terms being agreed to with a borrower and us. We may also make investments in, or collateralized by, assets in which
Other Blackstone Accounts subsequently acquire an interest, in which case our investment may be paid off or otherwise extinguished. Such transactions may result in us indirectly providing proceeds to an Other Blackstone Account (or vice versa) and would not require approval of our independent directors. In connection with any of the foregoing transactions, we may be required to pay pre-payment penalties to Other Blackstone Accounts or their Portfolio Entities (or vice versa).
Such transactions will give rise to potential or actual conflicts of interest, in addition to the risks inherent to such transactions generally. For example, if we refinance a loan held by an Other Blackstone Account (or vice versa) and thereafter the asset yields a different return than expected, the refinancing party (and/or the original party to the loan) may ultimately benefit from (or be harmed by) the refinancing. Additionally, in the event an Other Blackstone Account has committed to refinance a loan held by us but ultimately fails to consummate the transaction, it may be difficult for us to find another party to refinance the loan, and we may need to hold the loan for a longer period than originally contemplated.
Blackstone’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.
We have provided and expect in the future to provide financing as part of a third-party purchaser’s bid or acquisition of (or investment in) a Portfolio Entity or the underlying assets thereof from one or more Other Blackstone Accounts (or in connection with acquisitions by one or more Other Blackstone Accounts or their affiliates of assets or interests (and/or portfolios thereof) owned by a third-party). This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We also expect to make investments and provide debt financing with respect to Portfolio Entities in which Other Blackstone Accounts and/or their affiliates hold or subsequently acquire an interest. While the terms and conditions of any such arrangements will generally be on market terms, the involvement of such Other Blackstone Accounts or affiliates may affect the credit decisions and the terms of such transactions or arrangements and/or may otherwise influence our Manager’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us. For example, such transactions may involve the partial or complete payoff of such loans or the equity invested by the applicable Other Blackstone Accounts (with related proceeds being received by the applicable Other Blackstone Accounts) and/or otherwise result in restructurings of terms and pricing relating to such existing loans or interests with the Portfolio Entities in respect of which such Other Blackstone
Accounts may receive refinancing proceeds and/or a retained interest in such loans, interests or Portfolio Entities.
Additionally, in certain situations we may not commit to provide financing until a third-party has committed to make a deposit in connection with the acquisition of an investment from an Other Blackstone Account, which may result in us being disadvantaged in the overall bid process or potentially not consummating the investment.
Further, to the extent such investment opportunities arise, Blackstone will face actual or apparent conflicts of interest, in particular with respect to the pricing of such new financing and the incentive to use financing provided directly or indirectly by us or its Affiliates to facilitate a successful disposition (in whole or in part) of any such investment by the relevant Other Blackstone Account. Blackstone has sought to implement certain guidelines and procedures with respect to conflicts resolution in order to mitigate any actual or potential conflicts of interest in connection with any such arrangements. However, there can be no assurance that any such protocols and procedures will be effective against mitigating all potential conflicts of interest associated with the foregoing arrangements.
Disputes between Blackstone and our joint venture partners who have pre-existing investments with Blackstone may affect our investments relating thereto.
Some of the third-party operators and joint-venture partners with which our Manager may elect to co-invest our capital may have pre-existing investments with Blackstone. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Blackstone and such operators and partners, our investments relating thereto may be affected.
Certain principals and employees will, in certain circumstances, be involved in and have a greater financial interest in the performance of Other Blackstone Accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
Certain Blackstone personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and Portfolio Entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources.
The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Blackstone’s Code of
Ethics requirements and any other applicable policies or laws), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us. Although our Manager will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
In addition, Blackstone has entered, and it can be expected that Blackstone in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone
(which will afford such investor special rights and benefits) that could incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus) in addition to our strategy, or Strategic Relationships. A
Strategic Relationship may involve an investor agreeing to make a capital commitment or extend a commitment or lock-up period, as applicable, to two or more Other Blackstone Accounts, including but not limited to us. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Blackstone Accounts through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the
Strategic Relationship program. As a result, Blackstone, including its personnel will receive compensation from Strategic
Relationships and be incentivized to allocate investment opportunities away from us or source investment opportunities for
Strategic Relationships.
Our Manager may face conflicts of interests in choosing our service providers and certain service providers may provide services to our Manager or Blackstone on more favorable terms than those payable by us.
Pursuant to the terms of our Management Agreement, our Manager has retained and is expected to continue to retain, for and on our behalf and at our expense, the services of certain other persons and firms as our Manager deems necessary or advisable in connection with our management or operations, which may include affiliates of our Manager; provided, that any such services may only be provided by affiliates to the extent (i) such services are on arm’s length terms and competitive market rates in relation to terms that are then customary for agreements regarding the provision of such services to companies that have assets similar in type, quality and value to our assets, or (ii) such services are approved by a majority of our independent directors. Certain third-party advisors and other service providers and vendors to us
(including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers and investment or commercial banking firms) are owned by Blackstone, us or

Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts and their Portfolio Entities, our Manager and affiliates and personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers
(including any of their affiliates or personnel) to us could have other commercial or personal relationships with Blackstone,
Other Blackstone Accounts and their respective affiliates, personnel or family members of personnel of the foregoing.
Expenses allocable to us may increase where service providers are retained to provide services to us.
Our Manager may face conflicts of interests related to third-party servicers providing their personnel to Blackstone and outsourcing, and we may bear additional fees and expenses as a result.
Certain advisors and service providers (including law firms) may temporarily provide their personnel to Blackstone, us or
Other Blackstone Accounts or their Portfolio Entities pursuant to various arrangements including at cost or at no cost. In certain circumstances, we may also have significant control in selecting individuals or dedicated teams at such advisors and service providers and in determining their compensation. While often we and such Other Blackstone Accounts and their
Portfolio Entities are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Blackstone, its affiliates and/or Portfolio Entities and any costs of such personnel may be allocated accordingly.
In addition, Blackstone is expected to outsource to third parties several of the services performed for us or the Other
Blackstone Accounts, including services (such as administrative, legal, accounting, tax, investment diligence (including sourcing), modeling and ongoing monitoring, preparing internal templates, memos, and similar materials in connection with the Blackstone’s analysis of investment opportunities, or other related services) that can be and/or historically have been performed in-house by Blackstone, us or the Other Blackstone Accounts and their personnel. The fees, costs and expenses of such third-party service providers will be borne by us and the Other Blackstone Accounts, even if Blackstone would have borne such amounts if such services had been performed in-house. Certain third-party advisors and service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to one or more
Other Blackstone Accounts, including us. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Blackstone) will spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related e-mail addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us or
Other Blackstone Accounts (with no reduction or offset to management fees) and retaining third parties will reduce our and
Other Blackstone Accounts’ internal overhead, compensation, benefits and costs for employees who would otherwise perform such services in-house. Such incentives likely exist even with respect to services where internal overhead, compensation, and benefits are chargeable to us and Other Blackstone Accounts.
In general, the involvement of third-party service providers presents a number of risks due to, among other factors,
Blackstone’s reduced control over the functions that are outsourced. In some cases, and subject to applicable law and contractual restrictions, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to us or Other Blackstone Accounts to other third parties (including to their affiliates). Any such delegation could further reduce Blackstone’s control over the outsourced functions, and Blackstone would lack direct oversight over the party to whom the responsibilities are delegated.
A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to Blackstone, us and/or Other Blackstone Accounts, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to Blackstone, us and/or Other Blackstone Accounts, as
compared to the service provider’s other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance the interests of Other Blackstone Accounts, including us, and often have no fiduciary obligation to act in the best interest of Blackstone, us and/or Other Blackstone Accounts. Blackstone has
limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making.
There can be no assurances that Blackstone will be able to identify, prevent or mitigate the risks of engaging third-party service providers (including the risk that such third-party service provider or its delegates will not perform the outsourced function with the same degree of skill, competence and efficiency as Blackstone would in the absence of an outsourcing arrangement). We could suffer adverse consequences from actions, errors or failures to act by such third parties or their delegates, and will have obligations, including indemnity obligations, and limited recourse against them.
Outsourcing and the use of internal service providers will not occur uniformly for all Other Blackstone Accounts and the expenses borne by such vehicles and accounts will vary. Accordingly, certain costs could be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) us or Other
Blackstone Accounts for similar services.
Blackstone could similarly determine, subject to applicable law, to outsource certain services to Other Blackstone
Accounts, Portfolio Entities and/or affiliates of Blackstone, or to any of their respective related parties. The risks and conflicts described above would similarly apply in such circumstances, and such circumstances would raise additional conflicts.
The relationship of certain service providers and vendors with Blackstone may result in conflicts of interest, including the payment by us of higher fees or commissions than would be the case absent the relationship.
Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for us, the cost of which will generally be borne directly or indirectly by us, and incentivize Blackstone to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone may also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore,
Blackstone will from time to time encourage third-party service providers to Other Blackstone Accounts to use other service providers and vendors in which Blackstone has an interest, and Blackstone has an incentive to use third-party service providers who do so as a result of the additional business for the related service providers and vendors. Fees paid to or value created in these service providers and vendors do not offset or reduce our Manager’s management fee and are not otherwise shared with us. In the case of brokers of securities, Blackstone has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
Blackstone, Other Blackstone Accounts, Portfolio Entities, and personnel and related parties of the foregoing will benefit from the fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us.
Blackstone, Other Blackstone Accounts, Portfolio Entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; arranging; portfolio operations support (such as those provided by Blackstone’s Portfolio Operations Group); underwriting (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation), syndication or refinancing of a loan or investment
(including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing;
administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration;
internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; BX Energy Services;
Revantage acquisition and disposition program management; fees for monitoring and oversight of loans, property, title and/
or other types of insurance provided to Portfolio Entities and/or third parties; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organization and financing, and divestment services). Such parties will also provide products and services for fees to Blackstone, Other Blackstone
Accounts and Portfolio Entities, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to us, our investments, Other
Blackstone Accounts and their affiliates, as well as other Blackstone related parties and third parties. Further, such parties could provide products and services for fees to us, Other Blackstone Accounts and their Portfolio Entities in circumstances where third-party service providers are concurrently providing similar services to us, Other Blackstone Accounts and their
Portfolio Entities. By contracting for a product or service from a business related to Blackstone, we would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or our stockholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other
Blackstone Accounts and Portfolio Entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us. We will incur expense in negotiating for any such fees and services. Finally,
Blackstone and its personnel and related parties may also receive compensation for origination expenses and with respect to unconsummated transactions.

Blackstone and Portfolio Entities of Other Blackstone Accounts will be counterparties or participants in agreements, transactions and other arrangements with us for the provision of goods and services, purchase and sale of assets and other matters. In addition, certain of our Portfolio Entities can be expected to be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). These agreements, transactions and other arrangements will involve payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, Other Blackstone Accounts or Portfolio Entities (which may be in the form of public stock, limited partnership interests or otherwise), none of which will result in any offset to the management fees we pay to our Manager notwithstanding that some of the services provided by such Portfolio Entity are similar in nature to the services provided by our Manager. Our Manager will take such actions as it determines in good faith may be necessary or appropriate to mitigate such conflicts of interest in a fair and reasonable manner in accordance with Blackstone’s prevailing protocols and procedures with respect to conflicts resolution among Other Blackstone Accounts generally.
We engage certain, and may in the future engage other, Portfolio Entities of Other Blackstone Accounts, and Other
Blackstone Accounts may engage our Portfolio Entities to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), administrative support, insurance, procurement, placement, brokerage, consulting, business intelligence and data science services, cash management and monitoring, consolidation, corporate secretarial and executive assistant services, domiciliation, data management (e.g., gathering, processing, aggregating, reconciling, and delivering relevant industry and asset class specific data), directorship services, entity dissolution process oversight, finance/budgeting and forecasting, financing management, fundraising support, human resources and recruiting (e.g., the onboarding and ongoing development of personnel), communications and public affairs, information and data security support (e.g., network operations and cybersecurity services), information technology and software systems support (e.g., implementation of property technology strategy), corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and internal compliance/know-your-client (KYC) reviews and refreshes, investment incentive payment documentation and recordkeeping, judicial processes, legal/business/finance optimization and innovation (e.g., legal invoice automation, legal document management and oversight, entity formation process standardization, management / team design, and identification of business efficiencies), legal support (e.g., claims, settlement and litigation oversight management and dispute resolution support, due diligence, including in each case, post disposition of an investment, environmental and engineering due diligence, onboarding support of an acquisition post-closing and post-closing support, fundraising and investor reporting support, regulatory legal compliance, data privacy, lease and contract support (including drafting and reviewing NDAs), management agreement review and negotiation, and human resources and employment related support including legal and compliance training for personnel), lender financial reporting, lender relationship management (e.g., coordinating with lenders on any ongoing obligations under any relevant borrowing, indebtedness or other credit support
(including any required consultation with or reporting to such lender)), mortgage servicing rights support services, environmental and/or sustainability due diligence support (e.g., review of property condition reports and clean energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, payroll and benefits support, procurement, reporting (e.g., on tax, debt, portfolio or other similar topics), restructuring and work-out of performing, sub-performing and nonperforming loans, tax analysis and compliance (e.g., CIT and VAT compliance), trademark management, transfer pricing and internal risk control, treasury, valuation support services, vendor selection (e.g., training, due diligence and management support), whole loan servicing oversight (e.g., collateral management, due diligence, and servicing oversight); (b) management services (including, without limitation, management by a Portfolio Entity, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services (including personnel), operational coordination (e.g., coordination with Joint
Venture Partners, operating partners, and property managers), planning with respect to portfolio composition (e.g., hold/
sell analysis support), sustainability-related planning (e.g., data collection, review, support and execution), revenue management support, and portfolio and property reporting), monitoring, restructuring and work-out of performing, sub-
performing and nonperforming loans), consolidation, cash management, financing management, administrative support; (c)
construction and project management services (including, without limitation, management of development projects, (e.g., energy and infrastructure management), management of general contractors on capital projects, project design and execution, tenant improvements, tenant space build-outs, turnkey services (such as end-to-end execution for real estate projects) and insurance support, and vendor selection (including training, due diligence and management support)); (d)
leasing services (e.g., creating and implementing standard forms, leasing strategy, incorporation of green leases, leasing dispute and litigation assistance, management of third-party brokers, negotiation of major leases, negotiation of leases, and income (including parking, advertising, and promotional space)); (e) property management services (including, without limitation, property-level management, cleaning, energy consumption, security (including but not limited to physical security), revenue management, contract management, expense management, capital expenditure projects, facility management, business plan execution, engineering, capital expenditure design and implementation, reporting, provision of on-site staff, rent collection, service charge accounting and operation, marketing and advertising, tenant and guest relations, maintenance of common space, selecting and engaging architects, contractors and other third parties involved in construction, supervision of on-site third-party contractors (including facilities maintenance, cleaning, and security), and provision of retail managers to oversee tenant merchandising, promotions, and inventory); and (f) transaction support services including, without limitation, assisting with the appropriate transition of investments from acquisition to asset management, disposition, financing support, identifying potential investments (including development sites) and conducting diligence and negotiation support during acquisition, site visits, assembling relevant information, identifying potential financing opportunities or transactions including different transaction structures, providing diligence and negotiation support during lender selection, loan document negotiation, loan closing process, coordinating with investors, coordinating with lenders, servicers, title companies, escrow agents, vendors, third party report providers, deal teams and internal legal departments, coordinating lender due diligence, providing relationship management with brokers, banks and other potential sources of financing, preparing reporting packages (including financial statements) for lender review, assisting with underwriting, preparing pitchbooks and other marketing materials, preparing project feasibility analysis, coordinating with potential sources of capital and management, assisting with customer due diligence and related on-
boarding, assisting with due diligence financial support, pricing, market analyses, modelling, sensitivity analyses, tracking guaranty exposure and counterparty exposure across financing platforms, preparing reporting on liquidity and overall capital structure, ordering third party reports, coordinating design and development works, assistance with due diligence, identifying potential investments, managing relationships with brokers and other potential sources of investments (e.g., recommending and implementing design decisions), coordinating and overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements and licensing, marketing and distribution, providing technical analyses and review of (i) design and structural work, (ii) architectural, façade and external finishes,
(iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents), managing bank account opening as well as account maintenance and relationships with banking partners, providing transaction consulting, providing in-
house legal, sustainability and accounting and tax services, coordinating closing/post-closing procedures for acquisitions, dispositions, financings, and other transactions and assembling all and any relevant information related to any of the foregoing. Similarly, Blackstone, Other Blackstone Accounts and their Portfolio Entities can be expected to engage
Portfolio Entities of Other Blackstone Accounts to provide some or all of these services. Certain Portfolio Entities of Other
Blackstone Accounts are also expected to provide services to third parties (including for example, post-disposition of an investment).
Such Portfolio Entities of Other Blackstone Accounts that have provided and can be expected to provide services to us include, without limitation, the following, and may include additional Portfolio Entities that may be formed or acquired in the future:
•Brio. We have engaged Brio Real Estate Services, LLC, Brio Real Estate (UK) Ltd., and Brio Real Estate (AUS)
Pty Ltd., Portfolio Entities owned by certain Other Blackstone Accounts to provide, as applicable, management, corporate support, and transaction support services for our debt investments.
•Revantage. We have engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.,
or, collectively Revantage Portfolio Entities owned by certain Other Blackstone Accounts, to provide, as applicable, management, corporate, and transaction support services for our investments.
•Perform Properties. We have engaged Perform Properties LLC, a Portfolio Entity owned by an Other Blackstone
Account, to provide the services that EQ Management, LLC had previously provided. Those services include management, corporate support, and transaction support services for our office properties.
•LivCor. We have engaged LivCor, LLC, a Portfolio Entity owned by certain Other Blackstone Accounts to provide, as applicable, management, corporate support, and transaction support services for our multifamily properties.
•BRE Hotels. We have engaged BRE Hotels & Resorts, LLC, a Portfolio Entity owned by certain Other Blackstone
Accounts to provide, as applicable, management, corporate support, and transaction support services for our hospitality properties.
•LendingOne. LendingOne, LLC, a Portfolio Entity owned by an Other Blackstone Account, provides loan origination services for certain of our multifamily investments.
We may be required or strongly encouraged to obtain certain services from Revantage due to firm-wide, fund-wide or regulatory reasons (including internal Manager synergy as well as our Manager’s policies and procedures). Such required offerings may include data collection programs; IT security; fund accounting; fund accounting reporting; acquisition onboarding; offboarding of investments; certain valuation reporting; tax reporting and compliance; distribution support;
transaction and enterprise risk management; digital asset management; acquisition and disposition program management;

certain sustainability support services; and office services. Our Manager recommends certain services from Revantage where such services are accretive in value or offer proven scale. In some instances, our Manager prefers that we or Other
Blackstone Accounts utilize Revantage’s services to ensure consistency in reporting to our investors and generally to Other
Blackstone Accounts. For example, such recommended offerings may include human resource administration; IT infrastructure services, investment accounting and reporting services; promote administration; loan origination assistance;
and invoice and claims management services. Revantage also offers “opt-in” services, which are services that we or Other
Blackstone Accounts may find valuable and helpful to their infrastructure; whereas, certain Other Blackstone Accounts may already have such services in-house or have otherwise established policies and procedures for such services or similar such that they need not “opt-in” to this category of Revantage’s services. Such services include Portfolio Entity and investment level analytics services; talent acquisition services; financial planning and analysis for Portfolio Entities; tax advice and administration for Portfolio Entities; debt servicing; litigation management services; business continuity assistance; and project management services.
Fees and expenses incurred for services provided by Other Blackstone Accounts may result in conflicts of interest, including as a result of different compensation and expense reimbursement structures and allocation of expenses between us and/or the Portfolio Entities could result in us paying more than our pro rata portion of fees for services.
We compensate service providers and vendors owned by the Other Blackstone Accounts for services rendered to us, including through promote or other incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a Portfolio Entity or property will vary from the incentive-
based compensation paid with respect to other Portfolio Entities and investments; as a result the management team or other related parties may have greater incentives with respect to certain Portfolio Entities and investments relative to others, and the performance of certain Portfolio Entities and investments may provide incentives to retain management that also service other properties and Portfolio Entities. Such service providers and vendors may charge for certain goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates below applies equally in respect of the fees and expenses of the Portfolio Entity service providers, if charged at rates generally consistent with those available in the market.
Such service providers and vendors may also pass through expenses for other services on a cost reimbursement, no-profit, revenue, purchase and sale price, capital spend, or break-even basis, (even if third party customers or clients are charged on a different basis), which break-even point may occur over a period of time such that such service provider or vendor may realize a profit in a given year which would be expected to be applied towards the costs in subsequent period. In such cases, costs and expenses associated with goods and services provided by service providers and vendors owned by Other
Blackstone Accounts (including for the avoidance of doubt, all overhead associated with such service providers and vendors owned by Other Blackstone Accounts) are allocated to us and/or the Portfolio Entities. Such costs and expenses are expected to include any of the following: (i) salaries, wages, benefits and travel expenses; (ii) marketing and advertising fees and expenses; (iii) legal, compliance, accounting and other professional fees and disbursements; (iv) office space, furniture and fixtures, and equipment; (v) insurance premiums; (vi) technology expenditures, including hardware and software costs, and servicing costs and upgrades related thereto; (vii) costs to engage recruitment firms to hire employees;
(viii) diligence expenses; (ix) one-time costs, including costs related to building-out, expanding and winding-down a portfolio property costs that are of a limited duration or non-recurring (such as startup or technology buildup costs, one-
time technology and systems implementation costs, employee recruiting and onboarding, ongoing training and severance payments, certain consulting fees and legal costs and IPO-readiness and other infrastructure costs); (x) related tax costs and/or liabilities determined by Blackstone based on applicable marginal tax rates; and (xi) other operating, establishment, expansion and capital expenditures (including financing and interest thereon). Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and therefore we could pay more than our pro rata portion of fees for services.
In addition, in certain circumstances, Blackstone also relies on the management team of a Portfolio Entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a Portfolio Entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore we could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of costs and expenses (including for the avoidance of doubt overhead) among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, on the basis of “cost” as described above,
“revenue”, “time-allocation”, “per unit”, “spend,” “number of units,” “per square footage” or “fixed percentage,” gross asset value or sale price and the particular methodology used to allocate such costs among the entities and assets to which services are provided is expected to vary depending on the types of services provided and the applicable asset class involved and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in our bearing less or more costs and expenses. In addition, a Portfolio Entity that passes through costs and expenses on a cost reimbursement, no-profit or break-even basis may, in certain circumstances, change its allocation methodology, for example, another methodology for the allocation of costs and expenses (including for the avoidance of doubt all overhead) described herein or otherwise, to charging a flat fee for a particular service or instance (or vice versa) or to a contractually determined rate or cost that is generally consistent with those available in the market for similar goods and services described herein (or vice-versa) and such changes may increase or reduce the amounts received by such Portfolio Entities for the same services.
A service provider may subcontract certain of its responsibilities to other Portfolio Entities. In such circumstances, the relevant subcontractor could invoice the Portfolio Entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The Portfolio Entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their Portfolio Entities and Blackstone may engage any of our future Portfolio Entities to provide services, and these Portfolio Entities will generally charge for services in the same manner described above, but we generally will not be reimbursed for any costs (such as startup costs)
relating to such Portfolio Entity incurred prior to such engagement.
To the extent we enter into joint ventures with third parties which engage service providers and vendors as discussed herein, we may be allocated more fees, costs and expenses than our pro rata share.
We, Other Blackstone Accounts and their affiliates have entered and are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and their affiliates that also use the services of the Portfolio Entity service provider will, directly or indirectly, pay the difference, or the Portfolio Entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the joint venture partner may be allocated fees, costs and expenses pursuant to a different methodology than a Portfolio Entity’s standard allocation methodology, which could result in us or the
Portfolio Entities being allocated more fees, costs and expenses than we or they would otherwise be allocated solely pursuant to such standard allocation methodology. Portfolio entity service providers described in this section are generally owned and controlled by one or more Blackstone funds such as Other Blackstone Accounts. In certain instances, a similar company could be owned or controlled by Blackstone directly. Service providers described in this section are generally owned and controlled by an Other Blackstone Accounts.
Blackstone has a general practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to us for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if we consummate a higher percentage of transactions with a particular law firm than Blackstone, Other Blackstone Accounts and their affiliates, we could indirectly pay a higher net effective rate for the services of that law firm than Blackstone or Other Blackstone
Accounts or their affiliates. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us are different from those used by Blackstone, Other Blackstone Accounts and their affiliates and personnel, we can be expected to pay different amounts or rates than those paid by such other persons. Similarly,
Blackstone, the Other Blackstone Accounts and their affiliates and we can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with
Blackstone) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.
In addition to the service providers (including Portfolio Entity service providers) and vendors described above, we engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of ours, Portfolio Entities as well as service providers and vendors. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses.
No fees charged by these service providers and vendors will offset or reduce our Manager’s management fees.
Furthermore, Blackstone, the Other Blackstone Accounts and their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal to or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.

Blackstone-affiliated service providers and vendors, include, without limitation:
•LNLS. Lexington National Land Services, or LNLS, is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters, (iii) in certain circumstances, provides courtesy title settlement services, and (iv) acts as escrow agent in connection with investments by us, Other Blackstone Accounts and their affiliates and related parties, and third parties, including, in certain cases, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. Blackstone generally will periodically benchmark the relevant costs
(including on a portfolio-wide basis in certain cases) unless market data is unavailable in the context of such transaction or is impractical or unduly burdensome to obtain or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents on an arm’s-length basis. Such benchmarking, where conducted, will assess whether
LNLS rates are within a range that Blackstone has determined is reflective of a title agency rates in the applicable and comparable markets. LNLS rates will not necessarily be equal to or lower than the median within such range.
There will be no related management fee offset for us. As a result, while Blackstone believes that LNLS will provide services equal to or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that gives Blackstone incentive to engage LNLS over a third party.
•CTIMCO. CT Investment Management Co., LLC, or CTIMCO, is a Blackstone affiliate that serves as the special servicer of all of our CLOs, and in such capacity, may be required to enforce obligations or undertake certain other actions that may conflict with our interests. For further details, see “– Risks Related to Our Financing and
Hedging – Our investments in CMBS and CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks.”
In addition, affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. BTIG has been engaged and may in the future be engaged as a broker for repurchases of our Senior Secured Notes and Convertible Notes.
Additionally, we have engaged BTIG as a sales agent to sell shares of our class A common stock under one of our ATM
Agreements. Our engagements of BTIG are on terms equivalent to those of unaffiliated third parties under similar arrangements.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of our investments, which fees and compensation (as well as other fees and compensation we may pay, including to Portfolio Entities of Other Blackstone Accounts and their respective personnel) are expected to be substantial in some cases and in the form of shares of our class A common stock.
Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses), provided that these amounts will not exceed market rates as determined to be appropriate under the circumstances.
Our Manager and its affiliates, except in those instances where a market comparable cannot be determined, will make determinations of certain market rates (i.e., rates that fall within a range that our Manager and its affiliates has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range) based on its consideration of a number of factors, which are generally expected to include the experience of our Manager and its affiliates with non-affiliated service providers as well as benchmarking data and other methodologies determined by our
Manager and its affiliates to be appropriate under the circumstances. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by
Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset-by-asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone- affiliated service providers that are the subject of the benchmarking analysis. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us or by Other Blackstone Accounts and will not offset the management fee we pay to our Manager. Finally, in certain circumstances, our Manager can be expected to determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate-regulated states) or because Blackstone has access to adequate market data

(including from third-party clients of the Blackstone-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a
Blackstone-affiliated service provider or a Portfolio Entity service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to us, Other Blackstone Accounts and their respective Portfolio Entities, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone from time to time and vice versa. Fees paid by us to Blackstone-affiliated service providers do not offset or reduce the management fee we pay to our Manager and are not otherwise shared with us.
Blackstone and Other Blackstone Accounts operate in multiple industries, including the real estate related information technology industry, and provide products and services to or otherwise contract with us, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts (or their respective Portfolio Entities and personnel and related parties) can be expected to make referrals or introductions to us or other Portfolio Entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share, accruing to the party making the introduction. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a Portfolio Entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services to such Portfolio Entities) that are referred to the joint venture or business by
Blackstone. Such joint venture or business could use data obtained from such Portfolio Entities. We typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their respective
Portfolio Entities as a result of such introduction.
Agreements we will enter with respect to service and products purchased on a group basis may result in conflicts of interest due to the allocation of the costs and benefits of these agreements.
We have entered into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof) and will otherwise enter into operational, administrative or management related initiatives.
Blackstone will allocate the cost of these various services and products purchased on a group basis among us, Other
Blackstone Accounts and Portfolio Entities. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone and its personnel, or Other Blackstone Accounts and their Portfolio Entities, including as a result of transactions entered into by us, and such commissions or payment will not offset the management fee payable to our Manager. Blackstone can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a Portfolio Entity of an Other Blackstone Account is providing such a service, such Portfolio Entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular Portfolio Entity providing the service will, in certain circumstances, be greater than those received by us in receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements.
We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, our investments, our Manager, Blackstone and their respective directors, officers, employees, agents and representatives and other indemnified parties (and in certain circumstances, such person’s agents and representatives), against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella”, group or other insurance policies maintained by Blackstone that cover one or more of us and Other
Blackstone Accounts, our Manager and Blackstone (including their respective directors, officers, employees, agents and representatives and other indemnified parties). Our Manager and its affiliates will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella”, group or other insurance policies among one or more of us and
Other Blackstone Accounts, our Manager and Blackstone on a fair and reasonable basis, in their discretion, and may make corrective allocations should they determine subsequently that such corrections are necessary or advisable. For example, some property insurance could be allocated on a property-by-property basis in accordance with the relative values of the respective assets that are insured by such policies.
Similarly, we and our Portfolio Entities may enter into arrangements with Other Blackstone Accounts and their respective
Portfolio Entities whereby insurance is procured as a group where the insurance provider may charge lower premiums to the group than it would on an individual basis. In such event, the obligation to pay the premiums on such group policies may be allocated in accordance with the relative values of the respective entities that are insured by such policies (or other factors that Blackstone may reasonably determine). Additionally, we and Other Blackstone Accounts (and their Portfolio
Entities) will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions may similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that
Blackstone may reasonably determine). In respect of such insurance arrangements, Blackstone may make corrective allocations from time to time should it determine subsequently that such adjustments are necessary or advisable. There can be no assurance that different allocations or arrangements than those implemented by Blackstone as provided above would not result in us bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.
We and Other Blackstone Accounts (including with respect to property insurance and terrorism insurance) have self-
insured through Gryphon Mutual Property Americas IC, a captive insurance company, or Gryphon, owned entirely by its participants (which include us and such Other Blackstone Accounts). An affiliate of Blackstone manages Gryphon, oversees its operations and service providers, provides a guarantee for a letter of credit to help capitalize it and receives a fee based on a percentage of the premiums, and a third-party insurance services firm will provide brokerage, administration and insurer management services. In the future, it is possible that we will self-insure through Gryphon or a different captive insurance company, which we refer to as a Captive, alongside Other Blackstone Clients (and their Portfolio Entities). If we and Other Blackstone Clients self-insure through a Captive, the fees and expenses of such Captive, including insurance premiums and fees paid to its manager, would likely be borne by us and Other Blackstone Clients pro rata based on estimates of insurance premiums that would have been payable for each party’s respective assets, as benchmarked by third parties, and would likely be paid by each participant annually. While we would not expect to provide any funding in addition to such annual contribution, it is possible that each member of such Captive, including us, would be required to make additional capital contributions in certain circumstances. This optional arrangement could provide us with greater control over our insurance program and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. It is possible, however, that we would be negatively affected to the extent there were disproportionate losses incurred on assets held by Other Blackstone Clients participating in such Captive, including through increased future premiums or the lost ability to recoup capital contributions, and there can be no assurance that the arrangement would not result in under- or over-allocation of costs to us relative to Other Blackstone Clients or that different allocations or arrangements than those provided above would not result in us and our Portfolio Entities bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies. Gryphon currently engages, and is expected to continue to engage, Revantage to provide corporate support services in respect of Gryphon’s activities
(including assisting with any Captive) structuring, related insurance placement and oversight and administration of claims.
In connection therewith, Revantage is expected to earn commissions for such services related to the Gryphon property program placement, terrorism insurance, casualty program and other lines of coverage and could earn additional commissions during each such policy year. Such commissions will initially be used to offset costs of any Captive (which could include fees to Blackstone and allocated costs associated with Revantage’s account payroll, professional services, travel and entertainment, employee development technology costs and facilities and office services), with any excess funds being returned to or used for the benefit of participating funds in a reasonable manner, which could include reserving for
(or advance payment of) additional anticipated costs or direct reimbursement in accordance with a reasonable allocation.
Any such services and fees are in addition to the services provided and fees received by Blackstone, notwithstanding that
Revantage is a Portfolio Entity owned by certain Other Blackstone Clients.
The potential receipt of compensation by Blackstone related to data management services provided to portfolio properties, us and Other Blackstone Accounts may cause us to invest in Portfolio Entities that we may not otherwise have invested in or on terms and conditions less favorable to us than we would have otherwise sought to obtain.
Revantage provides data management services to portfolio properties and may also provide such services directly to us and
Other Blackstone Accounts, or, collectively, Data Holders, and Blackstone or an affiliate of Blackstone formed in the future may also provide data management services. Such services may include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to any applicable contractual limitations, with us, Other Blackstone Accounts, portfolio properties and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other
Blackstone Accounts make investments, and Portfolio Entities thereof). If Blackstone enters into data services arrangements with Portfolio Entities and receives compensation from such Portfolio Entities for such data services, we will indirectly bear its share of such compensation based on its pro rata ownership of such Portfolio Entities. Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone in the future enters into data services arrangements with Portfolio Entities and such Portfolio Entities pay Blackstone compensation for such data services, we will indirectly bear our share of the cost of such compensation based on our ownership of such Portfolio
Entities. To the extent Blackstone receives compensation for such data services, such compensation would include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data as well as fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is also expected to share and distribute the products from such data management services within Blackstone or its affiliates
(including Other Blackstone Accounts or their Portfolio Entities) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for our Manager to cause us to invest in Portfolio Entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Blackstone has implemented protocols to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Because Blackstone has many different asset management and advisory businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than it would otherwise be subject to if it had just one line of business.
We may be subject to potential conflicts of interest as a consequence of family relationships that Blackstone professionals have with other real estate professionals.
Certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties and portfolio properties. Moreover, in certain instances, we can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by our Manager.
We are subject to conflicts of interest related to tenants.
Certain properties owned or underlying investments made by us and/or an Other Blackstone Account will, in certain circumstances, be leased out to tenants that are affiliates of Blackstone, including but not limited to Other Blackstone
Accounts and/or their respective Portfolio Entities, which would give rise to a conflict of interest.
If any matter arises that our Manager determines in its good faith judgment constitutes an actual and material conflict of interest, our Manager will take such actions as our Manager determines in good faith may be necessary or appropriate to mitigate the conflict in a fair and reasonable manner in accordance with Blackstone’s prevailing policies and procedures with respect to conflicts resolution among Other Blackstone Accounts generally.
The personnel of our Manager may trade in securities for their own accounts, subject to restrictions applicable to
Blackstone personnel.
The officers, directors, members, managers and employees of our Manager can be expected to trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies, or otherwise determined from time to time by our Manager. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.
We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in Other Blackstone Accounts or their affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. In addition, certain investors may also be limited partners in Other Blackstone
Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for our Manager in the treatment of different investors.

Stockholders may also include affiliates of Blackstone, such as Other Blackstone Accounts, affiliates of Portfolio Entities, charities or foundations associated with Blackstone personnel and current or former Blackstone personnel, Blackstone’s senior advisors and operating partners, and any such Blackstone affiliates, funds or persons may also invest in us. All of these Blackstone-related stockholders will have equivalent rights to vote as nonrelated stockholders. Nonetheless,
Blackstone may have the ability to influence, directly or indirectly, these Blackstone-related stockholders.
We may be subject to additional potential conflicts of interests as a consequence of Blackstone’s status as a public company.
As a consequence of Blackstone’s status as a public company, our officers, directors, members, managers and employees and those of our Manager may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if
Blackstone were not a public company.
We, Other Blackstone Accounts and their Portfolio Entities may engage in permissible political activities with the intent of furthering our or their business interests or otherwise.
We, Other Blackstone Accounts and their Portfolio Entities may, in the ordinary course of our or their respective businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of us, Other Blackstone Accounts and/or their Portfolio Entities. The interests advanced by a Portfolio Entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other Blackstone Accounts or their other Portfolio Entities. The costs of such activities may be allocated among us, Other Blackstone Accounts and their Portfolio Entities (and borne indirectly by our stockholders).
While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other Blackstone Accounts, their Portfolio Entities or Blackstone. There can be no assurance that any such activities will be successful in advancing our interests or the interests of Other Blackstone
Accounts or a Portfolio Entity or otherwise benefit such entities.
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

To avoid the need to register as an investment company, the securities issued to us by any wholly owned or majority-
owned subsidiaries that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of
40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
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
Because registration as an investment company would significantly affect our ability to engage in certain transactions or be structured in the manner we currently are, we intend to conduct our business so that we will continue to satisfy the requirements to avoid regulation as an investment company. As a consequence of our seeking to maintain our exclusion from regulation under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or joint ventures or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to maintain our exclusion from regulation under the Investment Company
Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, maintaining our exclusion from regulation under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
There can be no assurance that we and our subsidiaries will be able to successfully maintain our exclusion from regulation under the Investment Company Act. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with provisions that allow us to avoid the consequences of regulation under the Investment Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. Therefore, compliance with such provisions may hinder our ability to operate solely on the basis of maximizing profits. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters.
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
Changes in laws or regulations governing our operations, including financial regulatory changes in the United States, may adversely affect our business or cause us to alter our business strategy.
We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, ruling or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.
For example, the financial services industry continues to be the subject of heightened regulatory scrutiny in the United
States. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S.
governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
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
Any legislative and regulatory changes applicable to or otherwise affecting our business, such as changes affecting financial services industry, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. Moreover, any changes relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities and may result in our investment strategy shifting from the areas of expertise of our Manager to other types of investments in which our Manager may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the trading price of our class A common stock The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.
State and foreign licensing requirements will cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us and our operations.
Non-bank financial companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending and certain related activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations.

We depend on our Manager and its affiliates to develop appropriate systems and procedures to control operational risk.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on our Manager and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our Manager’s financial, accounting and other data processing systems. The ability of our Manager’s systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our
Manager will not be liable for losses incurred due to the occurrence of any such errors.
Cybersecurity risks and data security incidents could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on our information systems and technology, and we rely heavily on our and
Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which are continually evolving and may increase in sophistication and frequency in the future, including as a result of technological developments in machine learning technology and generative artificial intelligence. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some past instances have involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing”
attempts and other forms of social engineering, ransomware attacks, cyber extortion, computer viruses and other malicious code.
The information that we and our third-party service providers may process may be susceptible to outages, computer system failures, cybersecurity incidents and cyber-attacks, denial of service attacks, ransomware attacks, corruptants, malicious software, phishing attempts, unauthorized access to or acquisition of information, social engineering attempts (including business email compromise attacks) and other data breaches or security incidents, and such incidents have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Additionally, cyberattacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems. Blackstone, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone or us. For example, the information and technology systems as well as those of Blackstone, its portfolio companies and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. The result of a cyberattack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets and information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer.
There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent by more sophisticated attackers who may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its and our investors, its and our portfolio companies and potential investments. In addition, risk from cyber and data security threats is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks on Blackstone. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Blackstone or we take to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently may persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone or its affiliates.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although Blackstone has implemented, and its portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cybersecurity and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, its portfolio companies and us, each of which could be negatively impacted as a result. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption to our information technology systems or the third-party information technology systems that support our business. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, their portfolio companies’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio companies. We, Blackstone or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.
Even if we or Blackstone are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.
In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. Although
Blackstone maintains cybersecurity insurance, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we are reliant on third-party service providers for certain aspects of our business, including for administrative services, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating
Blackstone or its employees, including through the use of artificial intelligence that could make such impersonation more likely to occur, or appear more credible. Asa result, unauthorized individuals could gain access to certain confidential data or personal information through third-party service providers. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology.
Cybersecurity has become a top priority for regulators in the U.S. and around the world and rapidly developing and changing privacy, data protection and cybersecurity laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage. The SEC has adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (such as Blackstone Mortgage Trust), and many jurisdictions in which we and Blackstone operate or may operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples, the General Data Protection Regulation, the U.K. Data
Protection Act, the Gramm-Leach-Bliley Act (and applicable regulations thereunder) and the California Consumer Privacy
Act, as amended by the California Privacy Rights Act, at the U.S. federal and state level, respectively, which could impose significant costs, potential liabilities and operational and legal obligations. In light of these proposed and final rules and the recent focus of federal regulators on cybersecurity, we expect increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, data loss prevention, information security governance and policies and procedures related to retail trading information security. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data or involving certain thresholds of potential harm to impacted individuals. Although
Blackstone maintains cybersecurity controls designed to prevent cybersecurity incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC deems otherwise.
While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. There can be no assurance that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cybersecurity incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of borrower, lender, tenant and investor confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Breaches in our cybersecurity or in the cybersecurity of third-party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize us and Blackstone, Blackstone’s employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through our or Blackstone’s computer systems and networks or that of our third-party service providers, or otherwise cause interruptions or malfunctions in our or Blackstone’s, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, disruption in our business, liability to our investors and other counterparties, regulatory intervention and reputational damage. Non-
compliance with any applicable privacy laws represents a serious risk to our business as it may result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or
Blackstone fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.
Blackstone’s technology, data and intellectual property and the technology, data and intellectual property of its portfolio companies are also subject to a heightened risk of theft or compromise to the extent Blackstone and its portfolio companies engage in operations outside the U.S., in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, Blackstone and its portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction.
Any such direct or indirect compromise of these assets could have a material adverse impact on such businesses.
We depend on our headquarters in New York City, where most of Blackstone’s personnel involved in our business are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Blackstone’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
We may experience risks related to technological or other innovations, such as developments in artificial intelligence, that may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants and value of our properties.
In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, our borrowers, tenants of properties related to our investments or alter the market practices that help frame our strategy. Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence, or AI Technologies, and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly changing. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
Any of these new businesses, approaches and technological innovations could result in harm to us, Blackstone or our
Manager, significantly disrupt the market in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on
us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, data centers.
We, Blackstone and our Manager intend to avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. However, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI
Technologies utilize to operate. Moreover, with the use of AI Technologies, there often is a lack of transparency regarding how inputs are converted to outputs, and neither we, Blackstone or our Manager can fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information.
Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy, bias and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact us, Blackstone or our Manager to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn us, Blackstone and our Manager, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We,
Blackstone and our Manager could be exposed to risks to the extent third-party service providers, or any counterparties use
AI Technologies in their business activities. At the same time, to the extent utilized by Blackstone or our Manager, any interruption of access to or use of AI Technologies could impede the ability of us, Blackstone or our Manager to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve, which may have an adverse impact on us, Blackstone or our Manager.
AI Technologies can also be misused or misappropriated by third parties and/or employees of Blackstone or our Manager.
For example, there is a risk that a user may input confidential information, including material non-public information, or personal information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of us, Blackstone or our
Manager. Moreover, we, Blackstone and our Manager may not necessarily be in a position to control or have insight into the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI
Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential information or personal information, could also lead to legal and regulatory investigations and enforcement actions. Relatedly, we, Blackstone and our Manager could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
Blackstone expects to be involved in the collection of such data and/or development of proprietary AI Technologies in the ordinary course. To this end, we will pay and bear all expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to us, Blackstone or our Manager or their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the management fees.
Regulations related to AI Technologies could also impose certain obligations and costs related to monitoring and compliance. Regulators are increasing scrutiny of, and enacting or considering enacting regulations regarding, the use of AI
Technologies, including the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI
Technologies by us and our vendors may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of, or our engagement of vendors that use, AI Technologies. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice,
Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on AI demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security.
In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we, Blackstone and our Manager fail to comply. Any actual or perceived failure of us, Blackstone or our Manager to comply with evolving regulatory frameworks around the development and use of AI Technologies could adversely affect our business, results of operations and financial condition.
AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto.
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
In order to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary”, or TRS, under the Internal
Revenue Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. The total value of all of our investments in TRSs cannot exceed 25% (or 20% for taxable years beginning after December 31, 2017 and on or before December 31, 2025) of the value of our total assets. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (or 20% for taxable years beginning after December 31,
2017 and on or before December 31, 2025) of the value of a REIT’s assets may consist of stock or securities of one or more
TRSs. The value of our interests in and, therefore, the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay
U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. Further, current law imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
Both the current administration and certain members of the U.S. Congress have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code and other federal tax laws. Among other things, the current administration and the U.S. Congress may pursue tax policies seeking to alter the income tax rates and brackets applicable to individuals and corporations, exempt certain types of income from taxation, eliminate clean energy subsidies enacted by the Inflation Reduction Act of 2022, provide tax incentives for domestic production and impose significant new tariffs on foreign goods. Both the timing and the details of any such tax reform are unclear. The impact of any potential tax reform on us, our investments and holders of our Class A common stock is uncertain and could be adverse.
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
•loss of a major funding source;

•increases in market interest rates, which may lead investors to demand a higher dividend yield for our class A common stock, and would result in increased interest expenses on our certain of our indebtedness;
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
•short-selling pressure with respect to shares of our class A common stock or REITs generally; and
•uncertainty surrounding U.S. governmental policy and/or legislative changes and regulatory reform, the strength of the U.S. economy and other U.S. and international political and economic affairs.
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
Maryland Takeover Statutes. Certain provisions of the Maryland General Corporation Law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our Class A common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the Maryland Business Combination Act, which, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or
(2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions.
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
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distribution of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Although we generally distribute and intend to continue distributing substantially all of our taxable income to holders of our class A common stock each year so as to comply with the REIT provisions of the Internal Revenue Code, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio;
•the impact of changes in interest rates on our net interest income; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
As a result, no assurance can be given that the level of any distributions we pay to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our class A common stock. We may use our net operating losses, to the extent available, carried forward to offset future
REIT taxable income, and therefore reduce our dividend requirements. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business.
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
The issuance of additional shares of our class A common stock, including in connection with the conversion of our outstanding 5.50% Convertible Senior Notes due 2027, through our existing “at the market” offerings for our class A common stock or in connection with other future issuances of our class A common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our class A common stock. As of December 31, 2025, sales of our class A common stock with an aggregate sales price of
$480.9 million remained available for issuance under our existing “at the market” offerings. If we issue equity or debt securities which rank senior to our class A common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our class A common stock, or the availability of shares for future sales, on the market price of our class A common stock. Sales of substantial amounts of class A common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our class A common stock. Therefore holders of our class A common stock will bear the risk of our future issuances reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

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
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone internally reviews its cybersecurity program and conducts a third-party review every two to three years to evaluate its effectiveness in part by considering industry standards and established frameworks, such as the National
Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer, or CSO, and members of
Blackstone’s senior management, Legal and Compliance, Technology and Innovations, or BXTI, and Global Corporate
Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity incident response processes, as appropriate.
In addition to Blackstone’s internal exercises to test aspects of its cybersecurity program, Blackstone periodically engages independent third parties to analyze data on the interactions of users of Blackstone information technology resources, including Blackstone employees, and conduct penetration tests and scanning exercises to assess the performance of
Blackstone’s cybersecurity systems and processes.
Blackstone has a comprehensive Security Incident Response Plan, the IRP, designed to inform the proper escalation
(including, as appropriate, to our executive officers and other representatives of our Manager or its affiliates) of non-
routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents.
As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Legal and Compliance.
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
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-
party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices.
Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-
party access to its internal systems and data. For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Part 1. Item 1A. Risk Factors —Risks Related to Our
Company —Cybersecurity risks and data security incidents could result in the loss of data, interruptions in our business,

damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” in this Annual Report on Form 10-K.
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer, or CTO, to develop and advance the firm’s cybersecurity program and strategy, which applies to us.
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
Blackstone’s CTO is a Senior Managing Director and the head of BXTI. Our CTO has over 24 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief
Innovation Officer at a large financial institution. Our CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and externally managed companies, such as us, on technology-related matters.
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
Our board of directors is responsible for understanding the primary risks to our business. The audit committee of our board of directors is responsible for reviewing our and our Manager’s IT security controls with management and evaluating the adequacy of our and our Manager’s IT security program, compliance and controls with management.
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
ITEM 3.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
December 31, 2025, we were not involved in any material legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” As of February 4, 2026, there were 238 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(2)
October 1 - October 31, 2025	3,336,416	$18.38	3,336,416	$150,000
November 1 - November 30, 2025	20,700	18.22	20,700	149,623
December 1 - December 31, 2025	—	—	—	149,623
Total	3,357,116	$18.38	3,357,116	$149,623

(1)The average price paid per share is calculated on a trade date basis and excludes associated commissions.
(2)In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock.
In October 2025, when the amount remaining available for repurchases under the program was $11.6 million, our board of directors approved an amendment to the program to increase the amount available for repurchases under the program, as amended, up to $150.0 million. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See Note 15 to our consolidated financial statements and “Item 7.
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
Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Introduction
Blackstone Mortgage Trust is a real estate finance company that originates, acquires, and manages senior loans and other debt or credit-oriented investments collateralized by or relating to commercial real estate in North America, Europe, and
Australia. Our portfolio is composed primarily of senior loans secured by high-quality, institutional assets located in major markets, and sponsored by experienced, well-capitalized real estate investment owners and operators. We finance our investments in a variety of ways, including borrowing under secured credit facilities, issuing collateralized loan obligations, or CLOs, other securitization transactions, syndicating senior loans and/or participations, and other forms of asset-level financing, depending on our view of the most prudent financing option available for each of our investments. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.”
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of
Blackstone Real Estate. Blackstone Real Estate was founded in 1991 and is the world’s largest owner of commercial real estate, with $319.3 billion of investor capital under management as of December 31, 2025. Blackstone Real Estate operates as one globally integrated business with 787 real estate professionals globally as of December 31, 2025 and investments in
North America, Europe, Asia and Latin America. In the United States, Blackstone Real Estate is one of the largest owners of rental housing, industrial, office, hospitality and retail assets. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe it gives us the tools to manage the assets in our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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
2025 Highlights
Operating results:
•GAAP net income of $109.6 million, or $0.64 per share, Distributable Earnings was a loss of $245.3 million, or
$1.43 per share, and Distributable Earnings prior to charge-offs of CECL reserves was $317.6 million, or $1.86 per share, with dividends declared of $320.6 million, or $1.88 per share.
•Book value per share of $20.75 as of December 31, 2025, which is net of cumulative CECL reserves of $1.76 per share and accumulated depreciation and amortization of owned real estate assets of $0.47 per share.
Investment portfolio:
•Investment Portfolio of $20.0 billion as of December 31, 2025, which consisted of (i) our Loan Portfolio of
$17.8 billion, which represents net book value less total loans receivable CECL reserves, (ii) our $589.7 million share of the carrying value of loans held by the Bank Loan Portfolio Joint Venture, (iii) our $321.1 million share of the fair value of assets held by the Net Lease Joint Venture, and (iv) the aggregate carrying value of our owned real estate assets of $1.3 billion.
•Loan Portfolio of 131 loans as of December 31, 2025, with a weighted-average origination loan-to-value ratio of
64.9% and weighted-average all-in yield of +3.39%, excluding impaired, cost-recovery, and non-accrual loans.
•Closed $5.7 billion of loan originations or acquisitions.
•Realized $6.1 billion of loan repayments and sales, including $2.3 billion of office loans.
•99% of loans, based on net loan exposure, are performing as of December 31, 2025.

•Resolved $2.3 billion of impaired loans across 12 transactions during the year. Generated $32.7 million of incremental book value as aggregate charge-offs were within CECL reserve levels.
•Acquired or otherwise consolidated five additional owned real estate assets with an aggregate acquisition date fair value of $654.3 million. Held 12 owned real estate assets with an aggregate carrying value of $1.3 billion as of
December 31, 2025.
•Invested $104.3 million into the Net Lease Joint Venture to acquire 178 triple net lease assets at an aggregate price of $316.4 million, at share.
•Invested $102.8 million into our Bank Loan Portfolio Joint Venture to acquire two portfolios of performing commercial mortgage loans, with an aggregate principal balance of $719.4 million, at share.
Capital markets, financing, and liquidity:
•Refinanced an aggregate $2.2 billion of our corporate debt, reducing cost under our term loan facilities by 0.70%
while extending the weighted-average maturity by 1.6 years.
•Lowered the weighted-average credit spread on our $10.1 billion of secured debt to +1.83% over respective benchmark rates as of December 31, 2025, relative to +1.92% as of December 31, 2024.
•Issued a $1.0 billion commercial real estate CLO securitization, further diversifying our balance sheet with a non-
mark-to-market, non-recourse financing structure.
•Maintained substantial liquidity throughout the year, with liquidity of $1.0 billion as of December 31, 2025.
•Repurchased $109.4 million of common stock, generating $0.13 of book value per share accretion. Authorized an incremental increase to our share repurchase program in October to repurchase up to $150.0 million of common stock.

I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, Distributable Earnings prior to charge-offs, and book value per share.
For the three months ended December 31, 2025, we recorded basic net earnings per share of $0.24, declared a dividend of
$0.47 per share, reported $(2.07) per share of Distributable Earnings, and reported $0.51 per share of Distributable
Earnings prior to charge-offs. In addition, our book value as of December 31, 2025 was $20.75 per share, which is net of cumulative CECL reserves of $1.76 per share and accumulated depreciation and amortization of owned real estate assets of
$0.47 per share.
As further described below, Distributable Earnings and Distributable Earnings prior to charge-offs are measures that are not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.
Distributable Earnings and Distributable Earnings prior to charge-offs helps us to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings and Distributable Earnings prior to charge-offs are performance metrics we consider when declaring our dividends.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income (loss) per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2025	2025	2024
Net income (loss)(1)	$39,560	$109,569	$(204,088)
Weighted-average shares outstanding, basic	168,167,576	170,961,564	173,782,523
Net income (loss) per share, basic	$0.24	$0.64	$(1.17)
Dividends declared per share	$0.47	$1.88	$2.18

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

Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our class A common stock. Refer to Note 17 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Further, Distributable Earnings helps us to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends.
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

	Three Months Ended	Year Ended December 31,
	December 31, 2025	2025	2024
Net income (loss)(1)	$39,560	$109,569	$(204,088)
Charge-offs of CECL reserves(2)	(433,924)	(562,916)	(384,603)
Increase in CECL reserves	18,375	112,486	538,801
Depreciation and amortization of owned real estate(3)	21,380	70,330	9,407
Non-cash compensation expense	6,699	28,269	31,828
Realized hedging and foreign currency loss, net(4)	(25)	(3,476)	(2,018)
Allocable share of adjustments related to unconsolidated entities(5)	(8)	762	—
Cash (non-cash) income from Agency Multifamily Lending Partnership, net(6)	29	(39)	(718)
Contingent liabilities(7)	—	—	5,653
Adjustments attributable to non-controlling interests, net	(1)	(188)	248
Other items	(39)	(99)	(4)
Distributable Earnings	$(347,954)	$(245,302)	$(5,494)
Charge-offs of CECL reserves(2)	433,924	562,916	384,603
Incentive fee related to charge-offs of CECL reserves(8)	—	—	(6,272)
Distributable Earnings prior to charge-offs of CECL reserves	$85,970	$317,614	$372,837
Weighted-average shares outstanding, basic(9)	168,167,576	170,961,564	173,782,523
Distributable Earnings per share, basic	$(2.07)	$(1.43)	$(0.03)
Distributable Earnings per share, basic, prior to charge-offs of CECL reserves	$0.51	$1.86	$2.15

(1)Represents net income (loss) attributable to Blackstone Mortgage Trust.
(2)Represents realized losses related to loan principal amounts deemed non-recoverable.
(3)Represents depreciation of owned real estate assets and amortization of intangible real estate assets and liabilities.
(4)Represents realized losses on the repatriation of unhedged foreign currency. These amounts were not included in
GAAP net income (loss), but rather as a component of other comprehensive income in our consolidated financial statements.
(5)Allocable share of adjustments related to unconsolidated entities for the three months ended December 31, 2025 reflects our share of non-cash items such as (i) $(2.0) million of unrealized gains recorded by such unconsolidated entities, (ii) $2.0 million of depreciation and amortization, and (iii) related adjustments for realized gains, if any. For the year ended December 31, 2025, reflects our share of non-cash items such as (i) $(3.4) million of unrealized gains recorded by such unconsolidated entities, (ii) $4.2 million of depreciation and amortization, and (iii) related adjustments for realized gains, if any.
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
(7)Represents a contingent liability related to a sale of a loan.
(8)Represents the implied incentive fee expense that would have been incurred if such charge-offs had not occurred, as calculated on a quarterly basis. No incentive fee expense would have been incurred for the periods presented except the $6.3 million would have been incurred in the three months ended March 31, 2024.
(9)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our
Convertible Notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable
Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2025	December 31, 2024
Stockholders’ equity	$3,498,910	3,787,308
Shares
Class A common stock	168,259,023	172,792,094
Deferred stock units	340,029	412,096
Total outstanding	168,599,052	173,204,190
Book value per share(1)	$20.75	$21.87

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.

II. Investments
Investment Portfolio
Our Investment Portfolio consists of our Loan Portfolio, our investments in our Bank Loan Portfolio Joint Venture and Net
Lease Joint Venture, and our owned real estate assets. The chart below details the composition of our Investment Portfolio as of December 31, 2025:
Investment Portfolio(1)(2)
Included in our Loan Portfolio(3)
______________
(1)Our Investment Portfolio reflects the gross amount of our investments as of December 31, 2025, which consists of
(i) our Loan Portfolio, which represents net book value less total loans receivable CECL reserves, (ii) our share of the carrying value of investments held by our Net Lease Joint Venture, (iii) our share of the fair value of the loans held by our Bank Loan Portfolio Joint Venture, and (iv) the aggregate carrying value of our owned real estate assets.
(2)Assets in our Loan Portfolio with multiple components are proportioned into the relevant property types based on the allocated value of each property type.
(3)Represents the types of properties securing the loans in our Loan Portfolio.
Refer to section VII of this Item 7 for details of our Loan Portfolio, on a loan-by-loan basis.

Loan Portfolio
Loan Originations
During the year ended December 31, 2025, we originated or acquired $5.7 billion of loans, inclusive of additional commitments made under existing loans.
Loan Portfolio Activity
During the year ended December 31, 2025, loan fundings totaled $5.6 billion and loan repayments and sales totaled
$6.1 billion. During the year ended December 31, 2025, we generated interest income of $1.4 billion and incurred interest expense of $988.9 million, which resulted in $367.5 million of net interest income.
The following table details our loan portfolio activity ($ in thousands):

	Three Months Ended December 31, 2025	Year Ended December 31, 2025
Loan fundings(1)	$1,691,669	$5,636,941
Loan repayments and sales(1)	(1,042,429)	(6,089,699)
Total net fundings (repayments)	$649,240	$(452,758)

(1)Excludes amounts for loans held by our Bank Loan Portfolio Joint Venture, which are included in investments in unconsolidated entities on our consolidated balance sheets.
The following table details overall statistics for our Loan Portfolio as of December 31, 2025 ($ in thousands):

December 31, 2025
Number of loans	131
Principal balance	$18,154,768
Net book value	$17,784,694
Unfunded loan commitments(1)	$1,185,004
Weighted-average cash coupon(2)	+ 3.19%
Weighted-average all-in yield(2)	+ 3.39%
Weighted-average maximum maturity (years)(3)	2.5
Origination loan-to-value (LTV)(4)	64.9%

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable to each loan. As of
December 31, 2025, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to
SOFR. The remaining 3% of our loans by principal balance earned a fixed rate of interest.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of December 31, 2025, 40% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 60% were open to repayment by the borrower without penalty.
(4)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired.

The following table details the index rate floors for our Loan Portfolio as of December 31, 2025 ($ in thousands):

	Loan Portfolio Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$348,052	$137,445	$485,497
0.00% or no floor(2)	653,738	4,777,079	5,430,817
0.01% to 1.00% floor	2,549,547	1,137,577	3,687,124
1.01% to 2.00% floor	715,186	1,738,172	2,453,358
2.01% to 3.00% floor	4,452,606	371,727	4,824,333
3.01% or more floor	1,043,783	229,856	1,273,639
Total(3)	$9,762,912	$8,391,856	$18,154,768

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of December 31, 2025, the weighted-average index rate floor of our floating-rate Loan Portfolio principal balance was 1.31%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.92%.
The following table details the floating benchmark rates for our Loan Portfolio as of December 31, 2025 (Loan Portfolio
principal balance amounts in thousands):

Loan Count	Currency	Loan Portfolio Principal Balance	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
95		$$9,762,912	SOFR	+ 3.05%	+ 3.20%
19		££2,680,175	SONIA	+ 3.31%	+ 3.46%
12		€€2,306,783	EURIBOR	+ 2.91%	+ 3.33%
5	Various	$2,070,773	Other(3)	+ 4.02%	+ 4.24%
131		$18,154,768		+ 3.19%	+ 3.39%

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
Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31,
2025, which is our principal balance net of (i) $999.8 million of asset-specific debt, (ii) $24.5 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $284.4 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans. Geographic locations that represent less than 1% of net loan exposure are excluded from the chart.
(2)Assets with multiple components are proportioned into the relevant property types based on the allocated value of each property type.
Refer to section VII of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.

Portfolio Management
As of December 31, 2025, 99% of our loans, based on net loan exposure, were performing with risk ratings of “1” through
“4,” and the remaining 1% were impaired with a risk rating of “5.” As of December 31, 2025, one of our performing loans with an amortized cost basis of $98.3 million was in technical default as a result of the non-payment of an extension fee.
The loan was not past its maturity date and was current on its interest payment, and had a risk rating of “4.” All other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of December 31, 2025, we had an aggregate $87.3 million asset-specific CECL reserve related to six of our loans receivable, with an aggregate amortized cost basis of $174.6 million, net of cost-recovery proceeds. This
CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of
December 31, 2025.
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of
Blackstone Real Estate. Blackstone Real Estate was founded in 1991 and is the world’s largest owner of commercial real estate, with 787 real estate professionals globally as of December 31, 2025 and investments in North America, Europe,
Asia and Latin America. In the United States, Blackstone Real Estate is one of the largest owners of rental housing, industrial, office, hospitality and retail assets.
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assess the performance of each loan, and assign it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.0, based on net loan exposure, as of both December 31, 2025 and
December 31, 2024.
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings as of
December 31, 2025 ($ in thousands):

	December 31, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	3	$303,971	$302,564
2	20	2,875,870	2,704,222
3	85	11,907,947	11,045,913
4	17	2,806,758	2,705,706
5	6	174,588	87,629
Loans receivable	131	$18,069,134	$16,846,034
CECL reserve		(284,440)
Loans receivable, net		$17,784,694

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31,
2025, which is our principal balance net of (i) $999.8 million of asset-specific debt, (ii) $24.5 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $284.4 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the year ended December 31, 2025, we recorded a net decrease of $449.5 million in the CECL reserves against our loans receivable portfolio, primarily driven by a $493.3 million decrease in our asset-specific CECL reserve. This decrease was driven by charge-offs of our CECL reserves of $556.1 million primarily related to (i) the resolution of eight previously impaired loans resulting in aggregate charge-offs of $338.0 million, and (ii) $218.1 million of charge-offs related to three previously impaired subordinate loans that were deemed non-recoverable as part of our ongoing assessment of collectibility of our impaired loan portfolio. These charge-offs of CECL reserves were concentrated in the office sector, with
$338.1 million of such charge-offs, generally driven by adverse trends in the office sector in recent years, including reduced tenant demand for office space and limited liquidity for office assets in capital markets. This decrease in our asset-
specific CECL reserve was partially offset by a $43.8 million increase in our general CECL reserve, bringing our total loans receivable CECL reserves to $284.4 million as of December 31, 2025. The increase in our general CECL reserve was primarily as a result of an increase in the historical loss rate used in reserve calculations related to the additional CECL charge-offs.
As of December 31, 2025, we had an aggregate $87.3 million asset-specific CECL reserve related to six of our loans receivable, with a total amortized cost basis of $174.6 million, net of cost-recovery proceeds. Impairments are each determined individually as a result of changes in the specific credit quality factors for each such loan. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This asset-specific CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying collateral as of December 31, 2025.
No income was recorded on our impaired loans subsequent to determining that they were impaired. During the year ended
December 31, 2025, we received an aggregate $42.4 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.
Owned Real Estate
As part of our portfolio management strategy to maximize economic outcomes, we may hold certain owned real estate assets, resulting from transactions in which we assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property. As of December 31, 2025, we had 12 owned real estate assets with an aggregate carrying value of $1.3 billion.
The following table provides details of our owned real estate asset as of December 31, 2025 ($ in thousands):

	Acquisition Date	Location	Property Type	Acquisition Date Fair Value	SQFT / Units / Keys
1	September 2025	New York, NY	Hospitality	$228,253	933 keys
2	December 2024	San Francisco, CA	Hospitality	201,530	686 keys
3	December 2025	New York, NY	Office	133,313	709,204 sqft
4	December 2024	El Segundo, CA	Office	145,363	494,532 sqft
5	September 2025	Atlanta, GA	Office	132,974	1,184,916 sqft
6	November 2025	Denver, CO	Office	114,748	538,179 sqft
7	October 2024	Washington, DC	Office	107,016	892,480 sqft
8	March 2024	Mountain View, CA	Office	60,203	150,507 sqft
9	September 2024	Burlington, MA	Office	64,628	379,018 sqft
10	February 2025	Chicago, IL	Office	45,045	517,115 sqft
11	July 2024	San Antonio, TX	Multifamily	33,607	388 units
12	December 2024	Denver, CO	Office	33,337	170,304 sqft
				$1,300,017

Bank Loan Portfolio Joint Venture
In the second quarter of 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, or our Bank Loan Portfolio Joint Venture. In the second quarter of
2025, the Bank Loan Portfolio Joint Venture acquired a $1.4 billion portfolio of 171 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by retail and multifamily properties located across various markets in the Mid-Atlantic region, are primarily fixed rate, and were acquired at a discount to par. In the third quarter of 2025, the Bank Loan Portfolio Joint Venture acquired a $606.0 million portfolio of 425 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by net lease retail assets located throughout the United States, are fixed rate, and were acquired at a discount to par. We have an aggregate 35% ownership interest in the joint venture as of December 31, 2025.
Our Bank Loan Portfolio Joint Venture is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of December 31, 2025, our investment in the joint venture totaled $111.0 million. During the year ended
December 31, 2025, we contributed $102.8 million to the joint venture, received $1.5 million of distributions, and recorded
$9.7 million of income from unconsolidated entities in our consolidated statements of operations.
Net Lease Joint Venture
In the fourth quarter of 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, or our Net Lease Joint Venture. Our investment in the joint venture is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of December 31, 2025, our investment in unconsolidated entities related to the joint venture totaled $106.5 million. During the year ended December 31, 2025, we contributed $104.3 million to the joint venture, and recorded a $1.4 million loss from unconsolidated entities in our consolidated statements of operations, inclusive of $4.2 million of depreciation and amortization expense.

The following table details the tenant industries and the geographic location of the assets held by our Net Lease Joint
Venture as of December 31, 2025:

Tenant Industry	Number of Properties	% of Annualized Base Rent
Early Childhood Education	27	23%
Restaurants - Quick Service	52	20
Car Washes	10	13
Pet Care	32	12
Automotive Service	22	12
Medical / Dental	9	6
Convenience Stores	14	5
Other Retail	2	2
Home Improvement	2	2
Wholesale Trade	1	2
Grocery	3	2
Industrial	2	1
Other Services	2	—
Total	178	100%

State	Number of Properties	% of Annualized Base Rent
Florida	15	18%
Missouri	16	10
Texas	19	9
Oklahoma	13	6
Illinois	16	6
Georgia	6	5
Minnesota	13	5
Wisconsin	10	5
Utah	7	4
Virginia	3	4
All other (23 states)	60	28
	178	100%
As of December 31, 2025, our Net Lease Joint Venture’s leases had a weighted average remaining lease term of over 15 years (based on annualized base rent), with weighted average annual rent increases of approximately 2%, and a rent coverage ratio of approximately 3x.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into an agreement with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie
Mae DUS and Freddie Mac Optigo lending platforms, or our Agency Multifamily Lending Partnership. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie
Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. During the year ended December 31, 2025, we referred one loan to MTRCC.

Core+ Real Estate Debt Fund
In the fourth quarter of 2025, we made a $75.0 million capital commitment at the initial closing of a new BREDS-advised private fund formed to invest in Core+ real estate debt investments in the U.S. and Canada. Blackstone affiliates, including us, do not pay management fees or carried interest with respect to their investments in the BREDS-advised private fund.
Our capital commitment represented a minority of the total capital commitments the BREDS-advised private fund had received as of December 31, 2025. As of December 31, 2025, the BREDS-advised private fund had not called any capital or made any investments. To fund its future investments, the BREDS-advised private fund will draw down on capital commitments made by its investors, including us, on a pro rata basis.
III. Financings
Loan Portfolio Financings
Our loan portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2025	December 31, 2024
Secured debt	$10,125,839	$9,705,529
Securitizations	2,149,496	1,936,967
Asset-specific debt	999,810	1,228,110
Total loan portfolio financing	$13,275,145	$12,870,606
Secured Debt
The following table details our secured credit facilities by spread over the applicable base rates as of December 31, 2025 ($
in thousands):

	Year Ended December 31, 2025	December 31, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less(7)	$2,018,709	$5,098,876	+1.54%	$6,936,909	+2.97%	+1.43%
+ 1.51% to + 1.75%	660,636	2,419,595	+1.75%	3,232,654	+3.50%	+1.75%
+ 1.76% to + 2.00%	325,160	1,088,336	+2.08%	1,797,080	+2.94%	+0.86%
+ 2.01% or more	153,625	1,519,032	+2.74%	2,371,763	+4.25%	+1.51%
Total	$3,158,130	$10,125,839	+1.83%	$14,338,406	+3.29%	+1.46%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the year ended December 31, 2025.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and owned real estate assets.
(4)Represents the weighted-average all-in cost as of December 31, 2025 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the carrying value of the collateral owned real estate assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
(7)Includes an interest rate swap with a $35.6 million notional amount that effectively converts our floating rate liability to a fixed rate liability to align with the financed fixed rate loan exposure.

Securitizations
We have financed certain pools of our loans through CLOs and have also financed one of our loans through a securitization vehicle, or the European Loan Securitization. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs and the European Loan Securitization ($ in thousands):

	December 31, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
CLOs
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$822,243	+ 2.15%	October 2042
Underlying Collateral Assets	18	944,537	944,537	+ 3.49%	October 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	605,613	605,613	+ 1.45%	May 2038
Underlying Collateral Assets	16	736,360	736,360	+ 3.18%	February 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	519,967	519,967	+ 1.82%	February 2038
Underlying Collateral Assets	11	691,964	691,964	+ 2.84%	January 2027
Total
Senior CLO Securities Outstanding	3	$1,956,830	$1,947,823	+ 1.84%
Underlying Collateral Assets	45	$2,372,861	$2,372,861	+ 3.22%
Securitizations
European Loan Securitization
Financing Provided	1	$192,666	$191,896	+ 1.53%	July 2030
Underlying Collateral Assets(5)	1	249,160	246,421	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(6)	4	$2,149,496	$2,139,719	+ 1.82%
Underlying Collateral Assets(5)	46	2,622,021	2,619,282	+ 3.22%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(3)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which is SOFR for the CLOs and EURIBOR for the European Loan Securitization. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and owned real estate assets.
(4)Underlying collateral assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower, and excludes owned real estate assets. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)We financed our $55.8 million retained interests in the securitization under a repurchase agreement structured without capital markets-based mark-to-market provisions. The amount of the financing is included in other liabilities on our consolidated balance sheets.
(6)During the year ended December 31, 2025, we recorded $140.0 million of interest expense related to our securitized debt obligations.
Refer to Note 8 and Note 20 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	December 31, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$999,810	$997,746	+ 2.66%	February 2030
Collateral assets	4	$1,243,500	$1,234,205	+ 4.02%	February 2030

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	December 31, 2025	December 31, 2024
Term loans	$1,847,726	$1,764,437
Senior secured notes	785,316	785,316
Convertible notes	266,157	266,157
Total corporate financing	$2,899,199	$2,815,910

The following table details our outstanding senior term loan facilities, or Term Loans, our outstanding senior secured notes, or Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of December 31, 2025 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)		All-in Cost(1)(2)	Maturity
Term Loans
B-6 Term Loan	$695,754	+ 3.00%		+ 3.61%	December 10, 2030
B-7 Term Loan	451,972	+ 2.50%		+ 2.95%	May 9, 2029
B-8 Term Loan	700,000	+ 2.50%		+ 2.95%	December 19, 2032
Total term loans	$1,847,726
Senior Secured Notes
October 2021	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	7.75%	(3)	8.14%	December 1, 2029
Total senior secured notes	$785,316
Convertible Notes
Convertible Notes(4)	$266,157	5.50%		5.79%	March 15, 2027
Total corporate financings	$2,899,199

(1)The B-6 Term Loan and B-7 Term Loan borrowings are subject to a benchmark interest rate floor of 0.50%.
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
(4)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of December 31, 2025.
Subsequent to December 31, 2025, we borrowed an additional $770.8 million under a B-9 Term Loan, the proceeds of which were used, among other things, to repay all $695.8 million in principal outstanding under the B-6 Term Loan. The
B-9 Term Loan bears interest at SOFR + 2.50% and matures in December 2030.
Refer to Note 2, Note 11, Note 12, and Note 13 to our consolidated financial statements for further discussion of our Term
Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Loan Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2025, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of December 31, 2025
(amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)	$9,233,374	£2,567,825	€2,306,783	$2,070,773
Floating rate portfolio financings(2)(5)(6)(7)	(7,040,676)	(1,955,583)	(1,659,014)	(1,654,518)
Floating rate corporate financings(8)	(2,297,726)	—	—	—
Net floating rate exposure	$(105,028)	£612,242	€647,769	$416,255
Net floating rate exposure in USD(8)	$(105,028)	$824,996	$760,869	$416,255

(1)Includes Australian Dollar, Canadian Dollar, and Swedish Krona currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Excludes $181.5 million of principal balance on floating rate impaired loans.
(4)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’
exposure to an increase in interest rates.
(5)Excludes amounts related to our investments in unconsolidated entities.
(6)Includes amounts outstanding under secured debt, securitizations, and asset-specific debt. Excludes amounts related to the indebtedness of unconsolidated entities.
(7)Excludes an interest rate swap with a $35.6 million notional amount that effectively converts our floating rate liability to a fixed rate liability to align with the financed fixed rate loan exposure.
(8)Includes amounts outstanding under Term Loans and the Senior Secured Notes due 2029. In connection with the issuance of the Senior Secured Notes due 2029, we entered into an interest rate swap with a notional amount of
$450.0 million to effectively convert our fixed rate exposure to floating rate exposure for such notes.
(9)Represents the U.S. dollar equivalent as of December 31, 2025.
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

IV. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the years ended
December 31, 2025 and 2024 ($ in thousands, except per share data):

	Year Ended December 31,		Change
	2025	2024	$
Income from loans and other investments
Interest and related income	$1,356,401	$1,769,043	$(412,642)
Less: Interest and related expenses	988,947	1,289,972	(301,025)
Income from loans and other investments, net	367,454	479,071	(111,617)
Revenue from owned real estate	184,980	13,040	171,940
Gain on extinguishment of debt	—	5,352	(5,352)
Other income	400	1,064	(664)
Total net revenues	552,834	498,527	54,307
Expenses
Management and incentive fees	67,554	74,792	(7,238)
General and administrative expenses	52,180	53,922	(1,742)
Expenses from owned real estate	215,578	22,060	193,518
Other expenses	6	5,663	(5,657)
Total expenses	335,318	156,437	178,881
Increase in current expected credit loss reserve	(112,486)	(538,801)	426,315
Income (loss) from unconsolidated entities	8,307	(2,748)	11,055
Income (loss) before income taxes	113,337	(199,459)	312,796
Income tax provision	3,668	2,374	1,294
Net income (loss)	109,669	(201,833)	311,502
Net income attributable to non-controlling interests	(100)	(2,255)	2,155
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$109,569	$(204,088)	$313,657
Net income (loss) per share of common stock, basic and diluted	$0.64	$(1.17)	$1.81
Weighted-average shares of common stock outstanding, basic and diluted	170,961,564	173,782,523	(2,820,959)
Dividends declared per share	$1.88	$2.18	$(0.30)
Income from loans and other investments, net
Income from loans and other investments, net decreased $111.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to (i) a $3.5 billion decrease in the weighted-average principal balance of our loan portfolio during the year ended December 31, 2025 compared to the year ended December 31, 2024, and (ii) a decline in interest income related to additional loans accounted for under the cost-
recovery method or loans that are now accounted for as owned real estate assets during the year ended December 31, 2025.
This was offset by a $2.1 billion decrease in the weighted-average principal balance of our outstanding financing arrangements for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Revenue from owned real estate
Revenue from owned real estate increased by $171.9 million during the year ended December 31, 2025, primarily due to the acquisition of five additional owned real estate assets.

Gain on extinguishment of debt
Gain on extinguishment of debt decreased by $5.4 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. During the year ended December 31, 2025, we did not recognize any gains on extinguishment of debt. During the year ended December 31, 2024, we recognized an aggregate gain on extinguishment of debt of
$5.4 million related to the repurchase of an aggregate principal amount of $33.8 million, $30.8 million, and $2.3 million, of our Convertible Notes, the Senior Secured Notes due 2027, and B-1 Term Loan, respectively.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from owned real estate, and other expenses. Expenses increased by $178.9 million during the year ended December 31,
2025 compared to the year ended December 31, 2024 primarily due to a $193.5 million increase in expenses from owned real estate due to the acquisition or consolidation of five additional owned real estate assets. This was partially offset by (i)
a decrease of $7.2 million of management fees payable to our Manager, driven primarily by lower Distributable Earnings and repurchases of class A common shares, both of which decrease Equity, as defined in our Management Agreement, (ii)
a $5.7 million decrease in other expenses, which represented a contingent liability recorded during the year ended
December 31, 2024 related to the sale of a loan, and (iii) a $1.7 million decrease in general and administrative expenses.
These decreases were partially offset by an increase in other operating expenses and professional fees, primarily due to an increase in loan originations during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Changes in current expected credit loss reserve
During the year ended December 31, 2025, we recorded a $112.5 million increase in our CECL reserves, as compared to a
$538.8 million increase during the year ended December 31, 2024. This increase primarily relates to an increase in our general CECL reserve primarily as a result of an increase in the historical loss rate used in reserve calculations related to the additional charge-offs of CECL reserves during the year ended December 31, 2025, as well as additional loans that were impaired during the year ended December 31, 2025.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our loan portfolio and changes in broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of December 31, 2025.
Income (loss) from unconsolidated entities
During the year ended December 31, 2025, we recorded income from unconsolidated entities of $8.3 million compared to a loss of $2.7 million during the year ended December 31, 2024. The increase was primarily due to income generated by our
Bank Loan Portfolio Joint Venture, which acquired two loan portfolios during the year ended December 31, 2025. The loss during the year ended December 31, 2024 represented our share of the start-up costs that were incurred related to our Net
Lease Joint Venture. The Bank Loan Portfolio Joint Venture did not exist during the year ended December 31, 2024.
Income tax provision
The income tax provision increased by $1.3 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the year ended December 31, 2025, we declared dividends of $1.88 per share, or $320.6 million in aggregate.
During the year ended December 31, 2024, we declared dividends of $2.18 per share, or $377.8 million in aggregate.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our
Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our consolidation results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

The following table sets forth information regarding our consolidated results of operations for the three months ended
December 31, 2025 and September 30, 2025 ($ in thousands, except per share data):

	Three Months Ended		Change
	December 31, 2025	September 30, 2025	$
Income from loans and other investments
Interest and related income	$318,848	$345,959	$(27,111)
Less: Interest and related expenses	234,932	247,055	(12,123)
Income from loans and other investments, net	83,916	98,904	(14,988)
Revenue from owned real estate	75,402	33,733	41,669
Other income	5	74	(69)
Total net revenues	159,323	132,711	26,612
Expenses
Management and incentive fees	16,434	16,849	(415)
General and administrative expenses	13,243	12,747	496
Expenses from owned real estate	78,380	43,100	35,280
Other expenses	—	6	(6)
Total expenses	108,057	72,702	35,355
(Increase) decrease in current expected credit loss reserve	(18,375)	987	(19,362)
Income from unconsolidated entities	7,272	3,924	3,348
Income before income taxes	40,163	64,920	(24,757)
Income tax provision	535	1,512	(977)
Net income	39,628	63,408	(23,780)
Net income attributable to non-controlling interests	(68)	(11)	(57)
Net income attributable to Blackstone Mortgage Trust, Inc.	$39,560	$63,397	$(23,837)
Net income per share of common stock, basic and diluted	$0.24	$0.37	$(0.13)

Weighted-average shares of common stock outstanding, basic and diluted	168,167,576	171,812,685	(3,645)
Dividends declared per share	$0.47	$0.47	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $15.0 million during the three months ended December 31, 2025 compared to the three months ended September 30, 2025. The decrease was primarily driven by (i) a $677.5 million decrease in the weighted-average principal balance of our loan portfolio during the three months ended December 31, 2025 compared to the three months ended September 30, 2025, and (ii) a $3.8 million decrease as a result of the receipt of unaccrued default interest upon repayment of a loan that was previously in maturity default during the three months ended
September 30, 2025. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $154.3 million during the three months ended December 31, 2025.
Revenue from owned real estate
Revenue from owned real estate increased by $41.7 million during the three months ended December 31, 2025 compared to the three months ended September 30, 2025. The increase was primarily due to the acquisition or consolidation of two additional owned real estate assets in September, as the three months ended December 31, 2025 reflected a full quarter of income recognition compared to a partial period during the three months ended September 30, 2025. The seasonality of the operations at our hospitality assets also contributed to the increase.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from owned real estate, and other expenses. Expenses increased by $35.4 million during the three months ended

December 31, 2025 compared to the three months ended September 30, 2025, primarily due to a $35.3 million increase in expenses from owned real estate as a result of the acquisition of two additional owned real estate assets in September. The three months ended December 31, 2025 reflected a full quarter of expense recognition compared to a partial period during the three months ended September 30, 2025.
Changes in current expected credit loss reserve
During the three months ended December 31, 2025, we recorded an $18.4 million increase in our CECL reserves, as compared to a $987,000 decrease during the three months ended September 30, 2025. The increase during the three months ended December 31, 2025 is primarily due to (i) an increase in our asset-specific CECL reserves, driven by increases on certain of our existing impaired loans, and (ii) an increase in our general CECL reserves driven by an increase in the historical loss rate used in reserve calculations related to the additional CECL charge-offs.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our loan portfolio and changes in broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of December 31, 2025.
Income from unconsolidated entities
During the three months ended December 31, 2025, we recorded income from unconsolidated entities of $7.3 million compared to income of $3.9 million during the three months ended September 30, 2025. This increase was primarily due to our share of income from our Bank Loan Portfolio Joint Venture as the three months ended December 31, 2025 reflected a full quarter of income recognition related to the portfolio our Bank Loan Portfolio Joint Venture acquired in September.
Income tax provision
The income tax provision decreased by $977,000 during the three months ended December 31, 2025 compared to the three months ended September 30, 2025, primarily due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended December 31, 2025, we declared dividends of $0.47 per share, or $79.1 million in aggregate. During the three months ended September 30, 2025, we declared dividends of $0.47 per share, or $80.2 million in aggregate.
V. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of December 31, 2025, our capitalization structure included $3.5 billion of common equity, $2.9 billion of corporate debt, and $13.3 billion of asset-level financings. Our $2.9 billion of corporate debt includes $1.8 billion of Term Loan borrowings, $785.3 million of Senior Secured Notes, and $266.2 million of
Convertible Notes. Our $13.3 billion of asset-level financings includes $10.1 billion of secured debt, $2.1 billion of securitizations, and $999.8 million of asset-specific debt. Our asset-level financings are generally structured to provide currency, index and term-matched financing without capital markets-based mark-to-market provisions.
As of December 31, 2025, we had $1.0 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 7, 8, 9, 11, 12, and 13 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2025	December 31, 2024
Debt-to-equity ratio(1)(2)	3.9x	3.5x
Total leverage ratio(1)(3)	4.5x	4.0x

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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$452,526	$323,483
Available borrowings under secured debt	551,552	1,111,206
Loan principal payments held by servicer, net(1)	15,626	74,313
	$1,019,704	$1,509,002

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date, which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the year ended December 31, 2025, we generated cash flow from operating activities of $275.9 million and received $6.2 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through provisions of certain of our CLOs, which allow us to effectively replace, for a period of time, a repaid loan in the CLO with additional eligible CLO collateral to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
We have access to further liquidity through public and private offerings of equity and debt securities, syndicated term loans, and similar transactions. To facilitate public offerings of securities, in July 2025, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in July 2028. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock; (ii) preferred stock; (iii) depositary shares representing preferred stock; (iv) debt securities; (v) warrants; (vi)
subscription rights; (vii) purchase contracts; and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which
9,965,125 shares of class A common stock were available for issuance as of December 31, 2025, and our “at the market”
common stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of December 31, 2025. Refer to Note 15 to our consolidated financial statements for additional details.
Uses of Liquidity
In addition to funding our lending and other investment activity and our general operating expenses, our primary uses of liquidity include interest and principal payments with respect to our outstanding borrowings under secured debt, our asset-
specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. From time to time, we have repurchased and may continue to repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock. In
October 2025, when the amount remaining available for repurchases under the program was $11.6 million, our board of directors approved an amendment to the program to increase the amount available for repurchases under the program, as amended, up to $150.0 million. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with
Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the year ended December 31, 2025, we repurchased 6,010,699 shares of class A common stock at a weighted-
average price per share of $18.20, for a total cost of $109.4 million. As of December 31, 2025, the amount remaining available for repurchases under the program was $149.6 million.
As of December 31, 2025, we had unfunded commitments of $1.2 billion related to 53 loans receivable and $754.8 million of committed or identified financing for those commitments resulting in net unfunded commitments of $430.2 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.0 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2025 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,185,004	$232,586	$893,324	$48,469	$10,625
Principal repayments under secured debt(3)	10,125,839	1,850,706	4,839,252	3,400,281	35,600
Principal repayments under asset-specific debt(3)	999,810	—	413,175	586,635	—
Principal repayments of term loans(4)	1,847,726	11,531	23,062	1,148,133	665,000
Principal repayments of senior secured notes	785,316	—	335,316	450,000	—
Principal repayments of convertible notes(5)	266,157	—	266,157	—	—
Interest payments(3)(6)	2,165,451	761,361	931,195	472,880	15
Total(7)	$17,375,303	$2,856,184	$7,701,481	$6,106,398	$711,240

(1)Represents known and estimated short-term cash requirements related to our contractual obligations and commitments. Refer to “Sources of Liquidity” above for information about our sources of funds to satisfy our short-
term cash requirements.
(2)The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final loan maturity date; however, we may be obligated to fund these commitments earlier than such date.
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
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and
Convertible Notes. Future interest payment obligations are estimated assuming the interest rates in effect as of
December 31, 2025 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.1 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2025	2024
Cash flows provided by operating activities	$275,873	$366,453
Cash flows provided by investing activities	359,405	3,497,089
Cash flows used in financing activities	(514,419)	(3,882,684)
Net increase (decrease) in cash and cash equivalents	$120,859	$(19,142)
We experienced a net increase in cash and cash equivalents of $120.9 million for the year ended December 31, 2025, compared to a net decrease of $19.1 million for the year ended December 31, 2024. During the year ended December 31,
2025, we (i) received $6.2 billion from loan principal collections and sales proceeds, (ii) received $1.0 billion of net proceeds from the issuance of a securitized debt obligation, and (iii) received a net $90.7 million under our secured term loan borrowings. Also, during the year ended December 31, 2025, we (i) funded $5.6 billion of loans, (ii) repaid
$715.9 million of securitized debt obligations, (iii) paid $322.7 million of dividends on our class A common stock, (iv)
repaid a net $312.2 million of secured debt borrowings and asset-specific financings, (v) invested $207.1 million in unconsolidated entities, and (vi) paid $109.5 million to repurchase shares of our class A common stock.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 7, 8, and
15 to our consolidated financial statements for further discussion of our secured debt, securitized debt obligations, and equity, respectively.
VI. Other Items
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2025 and December 31, 2024, we were in compliance with all REIT requirements.
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
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30,
2025. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio, including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2025.
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
During the year ended December 31, 2025, our CECL reserves decreased by $450.4 million, bringing our total reserves to
$296.1 million as of December 31, 2025. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.
Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as income or as a reduction in the amortized cost basis, based on the specific facts and circumstances, until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a reduction to interest income; however, expenses related to loans we acquire are included in general and administrative expenses as incurred.
The sources of revenue from our owned real estate assets, which is included in revenue from owned real estate on our consolidated statements of operations, and the related revenue recognition policies are as follows:
Rental income primarily consists of base rent income arising from tenant leases at our office and multifamily properties.
We determine if an arrangement is a lease at contract inception, which is subject to the provisions of ASC 842. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. We begin to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.
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
Owned Real Estate
We may assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-
in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property, resulting in us consolidating the real estate assets as VIEs. These real estate acquisitions are classified as owned real estate, on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations,” or ASC 805.
Upon acquisition of owned real estate assets, we assess the fair value of acquired tangible and intangible assets, which may include land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities, as applicable, and allocate the fair value to the acquired assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market and economic conditions. We capitalize acquisition-related costs associated with asset acquisitions.
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’
estimated useful lives of up to 40 years for buildings, 15 years for land improvements, and 10 years for tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Lease intangibles are amortized over the remaining term of applicable leases on a straight-
line basis. The cost of ordinary repairs and maintenance are expensed as incurred.

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
As of December 31, 2025, we had 12 owned real estate assets that were all classified as held for investment.

VII. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2025 ($ in millions):

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)		All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Mixed-Use	Dublin, IE	8/14/2019	$1,004	$957	$956	+3.20%		+3.95%	1/29/2027	$276 / sqft	74%	3
2	Hospitality	Diversified, AU	6/24/2022	883	883	878	+4.75%		+4.93%	6/21/2030	$402 / sqft	59%	3
3	Mixed-Use	Diversified, Spain	3/22/2018	529	529	529	+3.25%		+3.31%	3/15/2026	n / a	71%	4
4	Mixed-Use	Austin	6/28/2022	675	527	522	+4.60%		+5.08%	7/9/2029	$438 / sqft	53%	3
5	Industrial	Diversified, SE	3/30/2021	503	503	502	+3.20%		+3.41%	5/18/2027	$91 / sqft	76%	2
6	Self-Storage	Diversified, CAN	2/20/2025	455	455	455	+3.50%		+3.50%	2/9/2030	$159 / sqft	58%	2
7	Industrial	Diversified, US	10/28/2025	419	419	415	+2.65%		+3.01%	11/9/2030	$100 / sqft	78%	3
8	Mixed-Use	New York	12/9/2021	385	383	382	+2.76%		+3.00%	12/9/2026	$131 / sqft	50%	3
9	Industrial	Diversified, UK	4/7/2025	350	350	350	+2.55%		+2.88%	4/7/2030	$348 / sqft	67%	3
10	Multifamily	London, UK	12/23/2021	348	348	344	+4.25%		+4.95%	6/24/2028	$384,149 / unit	59%	3
11	Office	Chicago	12/11/2018	356	339	340	+1.75%		+1.88%	12/9/2026	$284 / sqft	78%	4
12	Industrial	Diversified, UK	5/15/2025	305	305	304	+2.70%		+2.89%	5/15/2028	$144 / sqft	69%	3
13	Industrial	Diversified, UK	5/6/2022	299	299	299	+3.50%		+3.71%	5/6/2027	$95 / sqft	53%	2
14	Other	Diversified, UK	1/11/2019	294	294	294	+5.19%		+5.06%	6/14/2028	$233 / sqft	74%	3
15	Office	Washington, DC	9/29/2021	293	293	292	+2.81%		+3.05%	10/9/2026	$382 / sqft	66%	2
16	Office	Seattle	1/26/2022	338	293	292	+4.10%		+4.77%	2/9/2027	$613 / sqft	56%	3
17	Industrial	Diversified, EUR	6/5/2025	249	249	246	+2.70%		+2.97%	7/19/2030	$67 / sqft	70%	3
18	Office	New York	4/11/2018	243	243	242	+2.25%		+2.62%	3/7/2028	$307 / sqft	52%	4
19	Multifamily	London, UK	7/16/2021	246	238	238	+3.25%		+3.51%	2/15/2027	$243,131 / unit	69%	3
20	Industrial	Diversified, UK	8/15/2025	276	232	229	+2.65%		+3.13%	10/1/2030	$204 / sqft	70%	3
21	Multifamily	Reno	2/23/2022	240	231	231	+2.60%		+3.07%	3/9/2027	$214,409 / unit	74%	3
22	Office	Berlin, DEU	6/27/2019	260	229	229	+1.00%		+1.13%	6/6/2030	$480 / sqft	62%	4
23	Industrial	Diversified, US	2/13/2025	225	208	206	+3.10%		+3.49%	3/9/2030	$710,091 / acre	62%	3
24	Industrial	Diversified, UK	3/28/2025	206	206	205	+2.45%		+2.74%	3/28/2030	$129 / sqft	69%	3
25	Industrial	Diversified, UK	4/11/2025	202	202	201	+2.40%		+2.77%	4/11/2030	$116 / sqft	69%	3
26	Office	New York	7/23/2021	244	184	184	-1.30%	(7)	-1.03%	8/9/2028	$596 / sqft	53%	4
27	Retail	Diversified, UK	3/9/2022	182	182	182	+2.75%		+2.88%	8/15/2028	$155 / sqft	55%	2
28	Multifamily	Dallas	1/27/2022	178	178	179	+3.10%		+3.24%	2/9/2027	$116,020 / unit	71%	4
29	Industrial	Diversified, EUR	12/17/2025	175	175	173	+3.25%		+3.61%	12/17/2030	$89 / sqft	66%	3
30	Hospitality	Los Angeles	3/7/2022	156	156	156	+3.45%		+3.66%	6/9/2026	$624,000 / key	64%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Self-Storage	London, UK	11/18/2021	$152	$152	$152	+3.25%	+3.51%	11/18/2026	$194 / sqft	65%	2
32	Office	Fort Lauderdale	1/7/2022	155	152	152	+3.70%	+3.94%	1/9/2027	$392 / sqft	55%	1
33	Multifamily	San Jose	4/2/2025	182	147	145	+2.35%	+2.76%	4/9/2030	$313,592 / unit	67%	3
34	Multifamily	Dublin, IE	12/15/2021	147	145	145	+2.75%	+3.05%	12/9/2026	$364,249 / unit	79%	3
35	Industrial	Diversified, UK	11/12/2025	154	144	143	+2.80%	+3.21%	11/7/2029	$125 / sqft	72%	3
36	Multifamily	Diversified, AU	1/10/2025	144	144	143	+3.85%	+4.52%	1/10/2028	$432,137 / unit	76%	3
37	Multifamily	Manchester, UK	6/30/2025	140	140	139	+2.30%	+2.65%	6/30/2029	$300,730 / unit	63%	3
38	Mixed-Use	New York	1/17/2020	183	140	139	+3.12%	+3.44%	2/9/2028	$110 / sqft	43%	3
39	Office	London, UK	12/20/2019	137	137	138	4.00%	4.00%	3/31/2029	$697 / sqft	68%	4
40	Office	Miami	12/10/2021	135	135	135	+3.11%	+3.36%	1/9/2027	$452 / sqft	49%	2
41	Office	Diversified, UK	11/23/2018	130	130	129	+3.50%	+3.74%	11/15/2029	$1,082 / sqft	50%	3
42	Multifamily	San Bernardino	9/14/2021	128	127	127	+2.81%	+3.05%	10/9/2026	$255,906 / unit	75%	3
43	Office	San Jose	8/24/2021	156	126	122	+2.71%	+2.60%	9/9/2028	$297 / sqft	65%	4
44	Multifamily	Miami	11/27/2024	125	125	124	+2.80%	+3.17%	12/9/2029	$260,417 / unit	71%	3
45	Retail	San Diego	8/27/2021	122	122	122	+3.11%	+3.36%	9/9/2026	$464 / sqft	58%	3
46	Life Sciences/	Boston	5/13/2021	143	122	122	3.25%	3.25%	9/9/2030	$608 / sqft	64%	4
47	Office	Houston	7/15/2019	136	120	120	+3.01%	+3.22%	8/9/2028	$218 / sqft	58%	3
48	Multifamily	Miami	6/1/2021	120	120	120	+2.96%	+3.32%	6/9/2026	$298,507 / unit	61%	3
49	Multifamily	Denver	11/26/2025	120	120	119	+2.35%	+2.71%	12/9/2030	$469,762 / unit	65%	3
50	Office	Miami	3/28/2022	120	119	119	+2.55%	+2.79%	4/9/2027	$313 / sqft	69%	3
51	Multifamily	Diversified, UK	3/29/2021	117	117	117	+4.02%	+4.40%	12/17/2026	$51,064 / unit	61%	3
52	Multifamily	Phoenix	12/29/2021	110	110	110	+2.85%	+3.02%	1/9/2027	$189,003 / unit	64%	3
53	Mixed-Use	New York	3/10/2020	110	110	110	+3.00%	+3.00%	7/11/2029	$669 / sqft	48%	2
54	Industrial	Diversified, FR	12/11/2025	107	107	106	+2.65%	+3.00%	12/11/2030	$71 / sqft	68%	3
55	Hospitality	Napa Valley	4/29/2022	106	106	106	+3.50%	+3.85%	2/18/2027	$1,116,719 / key	66%	3
56	Life Sciences/	Los Angeles	6/28/2019	106	106	105	+3.75%	+4.03%	2/1/2026	$531 / sqft	48%	4
57	Multifamily	Tampa	2/15/2022	106	106	105	+2.85%	+3.11%	3/9/2027	$241,972 / unit	73%	2
58	Office	Orange County	8/31/2017	105	105	105	+2.62%	+2.62%	9/9/2026	$162 / sqft	58%	4
59	Office	Chicago	9/30/2021	103	103	103	5.00%	5.00%	10/9/2029	$114 / sqft	43%	3
60	Multifamily	Washington, DC	11/17/2025	105	103	102	+2.50%	+2.83%	12/9/2030	$290,141 / unit	72%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Multifamily	Diversified, NL	3/27/2025	$100	$100	$100	+2.70%	+2.97%	3/31/2028	$121,144 / unit	62%	2
62	Multifamily	Dallas	10/15/2025	105	100	99	+2.60%	+2.93%	11/9/2030	$223,690 / unit	73%	3
63	Industrial	Diversified, US	5/22/2025	115	100	99	+3.00%	+3.36%	6/9/2030	$845,218 / acre	56%	3
64	Hospitality	Honolulu	1/30/2020	99	99	99	+3.50%	+3.66%	2/9/2027	$270,109 / key	63%	3
65	Hospitality	Diversified, Spain	9/30/2021	101	99	98	+4.00%	+4.71%	9/30/2026	$165,520 / key	60%	3
66	Industrial	New York	6/18/2021	99	99	98	+2.71%	+2.96%	7/9/2026	$51 / sqft	55%	1
67	Hospitality	Honolulu	3/13/2018	98	98	98	+3.11%	+3.36%	4/9/2027	$152,536 / key	50%	3
68	Multifamily	Miami	3/29/2022	98	98	98	+1.81%	+2.21%	4/9/2027	$272,563 / unit	75%	4
69	Multifamily	Phoenix	10/1/2021	98	98	98	+1.88%	+1.97%	1/19/2026	$225,940 / unit	77%	4
70	Retail	New York	9/24/2025	121	98	96	+3.35%	+3.76%	10/9/2030	$142 / sqft	56%	3
71	Industrial	Diversified, BE	3/7/2025	111	97	97	+2.75%	+3.32%	3/7/2030	$40 / sqft	57%	2
72	Multifamily	San Antonio	3/20/2025	97	97	96	+2.80%	+3.16%	4/9/2030	$449,074 / unit	72%	3
73	Multifamily	Philadelphia	10/28/2021	96	96	95	+3.00%	+3.24%	11/9/2026	$352,399 / unit	79%	3
74	Office	Washington, DC	12/21/2021	103	94	94	+2.70%	+2.94%	1/9/2027	$324 / sqft	68%	3
75	Multifamily	Seattle	9/13/2024	94	94	94	+3.25%	+3.49%	11/9/2027	$509,389 / unit	68%	3
76	Multifamily	Orlando	10/27/2021	93	93	93	+2.61%	+2.85%	11/9/2026	$155,612 / unit	75%	3
77	Hospitality	Boston	3/3/2022	92	92	92	+2.75%	+2.99%	3/9/2027	$418,182 / key	64%	3
78	Mixed-Use	San Francisco	6/14/2022	106	90	90	+2.95%	+3.20%	7/9/2027	$187 / sqft	76%	4
79	Hospitality	San Francisco	10/16/2018	88	88	88	+7.36%	+7.36%	5/9/2025	$191,807 / key	n/m	5
80	Multifamily	Charlotte	7/29/2021	82	82	82	+2.76%	+3.25%	8/9/2026	$223,735 / unit	78%	3
81	Hospitality	Diversified, US	8/27/2021	79	79	78	+4.60%	+4.84%	9/9/2026	$116,598 / key	67%	3
82	Multifamily	Tampa	12/21/2021	74	74	74	+2.70%	+2.94%	1/9/2027	$217,353 / unit	77%	3
83	Retail	Utrecht, NL	5/30/2025	73	73	73	+2.80%	+3.16%	5/30/2030	$173 / sqft	62%	3
84	Multifamily	Las Vegas	3/31/2022	68	68	68	+2.80%	+3.04%	4/9/2027	$149,295 / unit	71%	3
85	Multifamily	Miami	7/31/2025	68	68	67	+2.60%	+2.96%	8/9/2030	$229,730 / unit	72%	3
86	Office	Los Angeles	4/6/2021	62	62	62	6.00%	6.00%	1/9/2030	$254 / sqft	65%	2
87	Office	Nashville	6/30/2021	65	62	62	+2.95%	+3.20%	7/9/2026	$254 / sqft	71%	3
88	Hospitality	Bermuda	4/26/2024	69	61	61	+4.95%	+5.62%	5/9/2029	$693,780 / key	39%	2
89	Office	Fort Lauderdale	12/10/2020	61	60	60	+3.30%	+3.54%	1/9/2026	$209 / sqft	68%	2
90	Multifamily	Tacoma	10/28/2021	60	60	60	+2.95%	+3.18%	11/9/2027	$181,331 / unit	70%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Multifamily	Salt Lake City	7/30/2021	$58	$58	$58	+2.95%	+3.22%	8/9/2027	$210,527 / unit	73%	3
92	Multifamily	Phoenix	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	$209,601 / unit	69%	3
93	Office	New York	5/28/2025	68	58	57	+3.25%	+3.66%	6/9/2030	$377 / sqft	60%	2
94	Office	Miami	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	$122 / sqft	65%	2
95	Industrial	Minneapolis	12/12/2024	61	57	57	+2.85%	+3.23%	1/9/2030	$81 / sqft	59%	3
96	Multifamily	Atlanta	10/17/2025	57	56	56	+2.30%	+2.57%	11/9/2030	$212,121 / unit	64%	3
97	Office	Denver	8/5/2021	56	55	55	+2.96%	+3.21%	8/9/2026	$206 / sqft	70%	3
98	Office	Denver	4/7/2022	57	54	54	+3.25%	+3.50%	4/9/2027	$160 / sqft	59%	3
99	Industrial	Diversified, US	12/14/2018	54	54	54	+3.01%	+3.41%	1/9/2027	$40 / sqft	57%	1
100	Multifamily	Los Angeles	7/28/2021	53	53	53	+2.75%	+3.12%	8/9/2026	$299,828 / unit	71%	3
101	Self-Storage	Diversified, US	2/18/2025	53	53	52	+3.10%	+3.47%	3/9/2030	$90 / sqft	67%	3
102	Office	Los Angeles	8/22/2019	52	52	52	+2.66%	+2.91%	3/9/2027	$302 / sqft	63%	4
103	Multifamily	Melbourne, AU	6/13/2025	244	51	49	+4.75%	+6.54%	8/8/2029	$107,255 / unit	76%	3
104	Multifamily	Denver	3/19/2025	51	51	51	+2.60%	+2.92%	5/9/2030	$221,739 / unit	64%	3
105	Hospitality	Waimea	2/27/2025	50	50	50	+2.80%	+2.92%	2/9/2030	$823,353 / key	52%	2
106	Mixed-Use	New York	6/25/2025	221	50	48	+3.75%	+4.36%	12/25/2028	$88,816 / unit	44%	3
107	Multifamily	Los Angeles	7/20/2021	48	48	48	+2.86%	+3.11%	8/9/2026	$366,412 / unit	60%	3
108	Multifamily	Dallas	12/23/2025	45	45	44	5.74%	6.45%	1/1/2031	$148,333 / unit	77%	3
109	Multifamily	Columbus	12/8/2021	44	44	44	+2.75%	+2.99%	12/9/2026	$144,479 / unit	69%	2
110	Multifamily	Dublin, IE	12/8/2025	41	41	41	+2.65%	+2.87%	12/2/2030	$357,487 / unit	73%	3
111	Multifamily	Las Vegas	3/31/2022	39	39	39	+2.80%	+3.04%	4/9/2027	$155,163 / unit	72%	3
112	Multifamily	Savannah	10/10/2025	40	38	37	+2.85%	+2.94%	11/9/2030	$241,935 / unit	69%	3
113	Office	Diversified, AU	5/8/2025	35	35	35	+3.80%	+3.98%	5/8/2028	$402 / sqft	75%	3
114	Multifamily	Los Angeles	3/1/2022	35	35	35	+3.00%	+3.24%	3/9/2027	$376,344 / unit	72%	3
115	Office	Atlanta	5/27/2025	41	34	33	+3.65%	+4.00%	6/9/2030	$115 / sqft	39%	2
116	Mixed-Use	New York	2/21/2025	24	24	24	+3.25%	+3.52%	3/9/2030	$775 / sqft	59%	3
117	Multifamily	Las Vegas	8/4/2021	22	22	22	+2.86%	+3.11%	8/9/2026	$180,000 / unit	73%	3
118	Office	Austin	4/15/2021	24	21	21	+3.06%	+3.14%	12/9/2029	$151 / sqft	40%	2
119	Multifamily	Atlanta	5/9/2025	22	21	21	+2.85%	+2.94%	5/9/2030	$205,882 / unit	65%	3
Subtotal: Senior loan portfolio				$18,803	$17,717	$17,653	+3.14	+3.44	2.5 yrs		65%	3.0

Subordinate Loan Portfolio(8)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
120	Office	Los Angeles	11/22/2019	127	117	117	+2.50%	+2.50%	12/9/2027	$803 / sqft	69%	4
121	Office	Orange County	8/31/2017	64	58	41	n/m (9)	n/m	9/9/2026	$334 / sqft	n/m	5
122	Life Sciences/ Studio	San Francisco	11/10/2021	72	57	57	+8.71%	+8.92%	12/9/2026	$529 / sqft	66%	4
123	Industrial	Diversified, US	3/10/2025	56	56	56	+5.00%	+5.12%	3/9/2030	$118 / sqft	70%	3
124	Multifamily	Los Angeles	12/30/2021	42	35	35	+8.80%	+9.11%	1/9/2030	$490,296 / unit	50%	3
125	Multifamily	London, UK	7/18/2025	30	30	29	+8.98%	+9.38%	7/5/2030	$753,635 / unit	69%	3
126	Office	Austin	4/15/2021	24	24	20	n/m (9)	n/m	12/9/2029	$375 / sqft	n/m	5
127	Hospitality	Miami	5/2/2025	23	20	19	+9.50%	+10.27%	5/9/2030	$880,101 / key	53%	3
128	Mixed-Use	New York	5/20/2025	28	17	17	10.00%	10.06%	10/1/2034	$1,038 / sqft	59%	3
129	Office	London, UK	12/20/2019	14	14	14	n/m (9)	n/m	3/31/2029	$852 / sqft	n/m	5
130	Office	Chicago	9/30/2021	44	11	11	n/m (9)	n/m	10/9/2029	$157 / sqft	n/m	5
131	Life Sciences/ Studio	Boston	5/13/2021	15	—	—	n/m (9)	n/m	9/9/2030	$910 / sqft	n/m	5
Subtotal: subordinate loan portfolio				$537	$438	$416	+6.04	+6.21	3.1 yrs		65%	3.8

Subtotal: loans receivable portfolio				$19,340	$18,155	$18,069
Total CECL reserve						(284)
Total loans receivable portfolio				$19,340	$18,155	$17,785	+3.19%	+3.39%	2.5 yrs		65%	3.0

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
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR,
CORRA, and other indices as applicable to each loan. As of December 31, 2025, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. The remaining 3% of our loans by principal balance earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised; however, our loans may be repaid prior to such date. Excludes loans accounted for under the cost-
recovery and nonaccrual methods, if any.
(7)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 2.39% as of December 31, 2025.
(8)Subordinate loans include: (i) loans in which we have previously originated a whole loan and sold a senior mortgage interest to a third party, resulting in these subordinate interests in mortgages, (ii) mezzanine loans, and (iii) the subordinate portion of loans that have been modified that have resulted in a restructured senior loan and a subordinate loan.
(9)These subordinate loans are the result of a loan modification which resulted in a restructured senior loan and a subordinate loan. Each of the subordinate loans are accounted for under the cost-recovery method.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2025, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the impact on our net interest income, presented net of implied changes in incentive fees, for the twelve-month period following December 31, 2025, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended December 31, 2025 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of December 31, 2025(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)	$17,473,838	$69,479	$139,298	$(68,749)	$(127,037)
Floating rate liabilities(5)(6)(7)	(15,576,746)	(62,307)	(124,614)	62,307	124,614
Net exposure	$1,897,092	$7,172	$14,684	$(6,442)	$(2,423)

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
(4)Excludes $181.5 million of principal balance on floating rate impaired loans.
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
Investment Portfolio Value
As of December 31, 2025, 97% of our loans by principal balance earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of December 31, 2025, we had an aggregate $87.3 million asset-specific CECL reserve related to six of our loans receivable, with an aggregate amortized cost basis of $174.6 million, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of
December 31, 2025.
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
Our master repurchase agreements and secured credit facilities are generally structured without capital markets-based mark-to-market provisions, which means the margin call provisions do not permit valuation adjustments based on capital markets events. The majority of our master repurchase agreements and secured credit facilities are non-mark-to-market, which means the margin call provisions only permit valuation adjustments if the loan or collateral pledged or sold by us becomes defaulted, and the margin call provisions for the remainder are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. There can be no assurance we will not experience margin calls under any asset-level financing that contains margin call provisions.
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

Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of December 31, 2025.
The following tables outline our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	December 31, 2025
	GBP	EUR	All Other(1)
Foreign currency assets	£2,711,933	€2,360,919	$2,124,186
Foreign currency liabilities	(1,964,941)	(1,663,912)	(1,674,745)
Foreign currency contracts – notional	(739,956)	(689,868)	(440,930)
Net exposure to exchange rate fluctuations	£7,036	€7,139	$8,511
Net exposure to exchange rate fluctuations in USD(2)	$9,481	$8,386	$8,511

(1)Includes Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Represents the U.S. Dollar equivalent as of December 31, 2025.

	December 31, 2024
	GBP	EUR	All Other(1)
Foreign currency assets	£2,395,743	€2,217,058	$1,422,240
Foreign currency liabilities	(1,784,029)	(1,604,452)	(1,101,233)
Foreign currency contracts – notional	(604,739)	(603,910)	(315,272)
Net exposure to exchange rate fluctuations	£6,975	€8,696	$5,735
Net exposure to exchange rate fluctuations in USD(2)	$8,730	$9,004	$5,735

(1)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Represents the U.S. Dollar equivalent as of December 31, 2024.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item
14(a)(2) appear on pages F-2 to F-62. See accompanying Index to the Consolidated Financial Statements on page F-1.
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
Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control—Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31,
2025, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage
Trust’s internal control over financial reporting as of December 31, 2025, which is included herein.
ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2025, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	340,029	(2)	$—	5,075,887
Equity compensation plans not approved by security holders(3)	—		—	—
Total	340,029		$—	5,075,887

(1)The number of securities remaining for future issuances consists of an aggregate 5,075,887 shares issuable under our stock incentive plan and our manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.
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
The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

4.7
Indenture, dated December 10, 2024, among the Company, the Guarantors and The Bank of New
York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.1 to the
Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 11, 2024 and incorporated herein by reference)

4.8		Form of 7.750% Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.7)

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
10-Q (filed No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

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
Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC
PTY LTD and Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form
10-Q (File No. 1-14788) filed on July 30, 2025 and incorporated herein by reference)

10.18
Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of
Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No.
1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.19
First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone
Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual
Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.20
Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone
Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly
Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.21
Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage
Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on
Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.22
Amended and Restated Limited Guaranty, dated as of June 10, 2025, made by Blackstone Mortgage
Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on
Form 10-Q (File No. 1-14788) filed on July 30, 2025 and incorporated herein by reference)

10.23
Fourth Amendment to Limited Guaranty, dated as of October 12, 2018, by and between Blackstone
Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.41 to the Registrant’s Annual Report on
Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.24
Fifth Amendment to Limited Guaranty, dated as of February 15, 2019, by and between Blackstone
Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.25
Sixth Amendment to Limited Guaranty, dated as of April 16, 2021, by and between Blackstone
Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.26
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

10.29
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

10.33
Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April
26, 2016 and incorporated herein by reference)

10.34
Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract, dated June
30, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as
Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26,
2016 and incorporated herein by reference)

10.35
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April
25, 2017 and incorporated herein by reference)

10.36
Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April
25, 2017 and incorporated herein by reference)

10.37
Amendment No. 8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April
24, 2018 and incorporated herein by reference)

10.38
Amendment No. 9 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 21, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association
(filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on
February 12, 2019 and incorporated herein by reference)

10.39
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

10.43
Amendment No. 14 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April
27, 2022 and incorporated herein by reference)

10.44
Amendment No. 15 to Amended and Restated Master Repurchase and Securities Contract, dated as of June 29, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July
27, 2022 and incorporated herein by reference)

10.45
Amendment No. 16 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2023, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April
26, 2023 and incorporated herein by reference)

10.46
Amendment No. 17 to the Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2024, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association
(filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on
April 24, 2024 and incorporated herein by reference)

10.47
Amendment No. 18 to the Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2025, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association
(filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on
April 30, 2025 and incorporated herein by reference)

10.48
Amendment No. 19 to the Amended and Restated Master Repurchase and Securities Contract, dated as of April 17, 2025, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association
(filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on
July 30, 2025 and incorporated herein by reference)

10.49
Amendment No. 20 to the Amended and Restated Master Repurchase and Securities Contract, dated as of May 29, 2025, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association
(filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on
July 30, 2025 and incorporated herein by reference)

10.50	*
Amendment No. 21 to the Amended and Restated Master Repurchase and Securities Contract,
Amendment No. 5 to Fee and Pricing Letter and Amendment No. 2 to Guarantee Agreement, dated as of December 19, 2025, between Parlex 5 Finco, LLC and Wells Fargo Bank, National
Association

10.51
Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone
Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.52
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

10.54
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

10.59
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

10.60
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

10.61
Eighth Amendment to Term Loan Credit Agreement, dated as of June 7, 2023, by and among
Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant's
Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2023 and incorporated herein by reference)

10.62
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

10.63
Tenth Amendment to Term Loan Credit Agreement, dated as of  December 10, 2024, by and among
Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 Current Report on
Form 8-K (File No. 1-14788) filed on December 11, 2024 and incorporated herein by reference)

10.64
Eleventh Amendment to Term Loan Credit Agreement, dated as of June 18, 2025, by and among
Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (filed as Exhibit 10.1 to the Registrant's
Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2025 and incorporated herein by reference)

10.65
Twelfth Amendment to Term Loan Credit Agreement, dated as of August 6, 2025, by and among
Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's
Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2025 and incorporated herein by reference)

10.66	*
Thirteenth Amendment to Term Loan Credit Agreement, dated as of December 19 2025, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.67
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

10.69
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

10.70
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

10.71
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

10.72
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

10.73
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

10.74
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

10.75
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
Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE
Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex
2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex
3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC
PTY LTD, and Gloss Finco 1, LLC, and Parlex 3A CAD Finco, LLC (filed as Exhibit 10.1 to the
Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on April 30, 2025 and incorporated herein by reference)

10.76
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
Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE
Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex
2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex
3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC
PTY LTD, and Gloss Finco 1, LLC, and Parlex 3A CAD Finco, LLC (filed as Exhibit 10.2 to the
Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 30, 2025 and incorporated herein by reference)

10.77
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

10.78
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
U.S. Bank Trustees Limited (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-
Q (file No. 1-14788) filed on October 23, 2024 and incorporated herein by reference)

19.1		Securities Trading Policy and Procedures (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (file No. 1-14788) filed on February 12, 2025 and incorporated herein by reference)

21.1	*	Subsidiaries of Blackstone Mortgage Trust, Inc.

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	+	Incentive Compensation Clawback Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (file No. 1-14788) filed on February 14, 2024 and incorporated herein by reference)

101.INS	++	XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	++	Inline XBRL Taxonomy Extension Schema Document

101.CAL	++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This document has been identified as a management contract or compensatory plan or arrangement.

++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise
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

BLACKSTONE MORTGAGE TRUST, INC.

February 11, 2026	By:	/s/ Timothy S. Johnson
Date		Timothy S. Johnson Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 11, 2026	/s/ Timothy S. Johnson
Date	Timothy S. Johnson Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)

February 11, 2026	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer)

February 11, 2026	/s/ Marcin Urbaszek
Date	Marcin Urbaszek Deputy Chief Financial Officer (Principal Accounting Officer)

February 11, 2026	/s/ F. Austin Peña
Date	F. Austin Peña President and Director

February 11, 2026	/s/ Leonard W. Cotton
Date	Leonard W. Cotton, Director

February 11, 2026	/s/ Jean Hsu
Date	Jean Hsu, Director

February 11, 2026	/s/ Nnenna J. Lynch
Date	Nnenna J. Lynch, Director

February 11, 2026	/s/ Michael B. Nash
Date	Michael B. Nash, Director

February 11, 2026	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

February 11, 2026	/s/ Gilda Perez-Alvarado
Date	Gilda Perez-Alvarado, Director

February 11, 2026	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Blackstone Mortgage Trust, Inc.
New York, New York
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc and subsidiaries (the
“Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15(a)(collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the
Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of
America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate of fair value of the underlying collateral of impaired loans as part of estimation of the CECL reserve included, among others:
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
Allocation of Purchase Price for Owned Real Estate – Refer to Notes 2 and 4 in the Financial Statements
Critical Audit Matter Description
The Company has acquired legal title or otherwise consolidated five owned real estate assets, for an aggregate acquisition date fair value of $654.3 million during 2025. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on fair value, to building, land, furniture, fixtures, and equipment, site and tenant improvements, in-place leases, above and below market leases, other intangible assets and liabilities and other tangible assets and liabilities. The method for determining fair value varied depending on the type of real estate investment and associated assets acquired and liabilities assumed and involved management making significant estimates related to assumptions such as future cash flows, capitalization rates, discount rates, and sales comparables.
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
•With the assistance of our fair value specialists, we tested the reasonableness of management's capitalization and discount rates by comparing the assumptions used to external market sources.
•We tested the reasonableness of management's projections of the property's net operating income by comparing the assumptions used in the projections to external market sources, executed lease agreements, historical data, and results from other areas of the audit.
/s/ Deloitte & Touche LLP
New York, New York
February 11, 2026
We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$452,526	$323,483
Loans receivable	18,069,134	19,047,518
Current expected credit loss reserve	(284,440)	(733,936)
Loans receivable, net	17,784,694	18,313,582
Owned real estate, net	1,134,975	588,185
Investments in unconsolidated entities (includes $111,010 and $0 at fair value as of December 31, 2025 and December 31, 2024, respectively)	217,488	4,452
Other assets	413,263	572,253
Total Assets	$20,002,946	$19,801,955
Liabilities and Equity
Secured debt, net	$10,117,292	$9,696,334
Securitized debt obligations, net	2,139,719	1,936,956
Asset-specific debt, net	997,746	1,224,841
Loan participations sold, net	—	100,064
Term loans, net	1,808,000	1,732,073
Senior secured notes, net	784,876	771,035
Convertible notes, net	264,745	263,616
Other liabilities	386,178	282,847
Total Liabilities	16,498,556	16,007,766
Commitments and contingencies (Note 22)
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 168,259,023 and 172,792,094 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,683	1,728
Additional paid-in capital	5,430,542	5,511,053
Accumulated other comprehensive income	12,113	8,268
Accumulated deficit	(1,945,428)	(1,733,741)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,498,910	3,787,308
Non-controlling interests	5,480	6,881
Total Equity	3,504,390	3,794,189
Total Liabilities and Equity	$20,002,946	$19,801,955

Note: The consolidated balance sheets as of December 31, 2025 and 2024 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of December 31, 2025 and 2024, assets of the consolidated VIEs totaled $3.3 billion and $2.4 billion, respectively, and liabilities of the consolidated VIEs totaled
$2.2 billion and $2.0 billion, respectively. Refer to Note 20 for further discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Income from loans and other investments
Interest and related income	$1,356,401	$1,769,043	$2,037,621
Less: Interest and related expenses	988,947	1,289,972	1,366,956
Income from loans and other investments, net	367,454	479,071	670,665
Revenue from owned real estate	184,980	13,040	—
Gain on extinguishment of debt	—	5,352	4,616
Other income	400	1,064	—
Total net revenue	552,834	498,527	675,281
Expenses
Management and incentive fees	67,554	74,792	119,089
General and administrative expenses	52,180	53,922	51,143
Expenses from owned real estate	215,578	22,060	—
Other expenses	6	5,663	—
Total expenses	335,318	156,437	170,232
Increase in current expected credit loss reserve	(112,486)	(538,801)	(249,790)
Income (loss) from unconsolidated entities	8,307	(2,748)	—
Income (loss) before income taxes	113,337	(199,459)	255,259
Income tax provision	3,668	2,374	5,362
Net income (loss)	109,669	(201,833)	249,897
Net income attributable to non-controlling interests	(100)	(2,255)	(3,342)
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$109,569	$(204,088)	$246,555
Net income (loss) per share of common stock, basic and diluted	$0.64	$(1.17)	$1.43
Weighted-average shares of common stock outstanding, basic and diluted	170,961,564	173,782,523	172,672,038
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$109,669	$(201,833)	$249,897
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation	190,307	(89,460)	75,339
Realized and unrealized (loss) gain on derivative financial instruments	(185,581)	88,274	(75,907)
Unrealized loss on derivative financial instruments from unconsolidated entities	(881)	—	—
Other comprehensive income (loss)	3,845	(1,186)	(568)
Comprehensive income (loss)	113,514	(203,019)	249,329
Comprehensive income attributable to non-controlling interests	(100)	(2,255)	(3,342)
Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$113,414	$(205,274)	$245,987
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	$1,717	$5,475,804	$10,022	$(968,749)	$4,518,794	$25,406	$4,544,200
Restricted class A common stock earned	15	29,960	—	—	29,975	—	29,975
Dividends reinvested	—	1,015	—	—	1,015	—	1,015
Deferred directors’ compensation	—	680	—	—	680	—	680
Net income	—	—	—	246,555	246,555	3,342	249,897
Other comprehensive loss	—	—	(568)	—	(568)	—	(568)
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(428,740)	(428,740)	—	(428,740)
Distributions to non-controlling interests	—	—	—	—	—	(8,955)	(8,955)
Balance at December 31, 2023	$1,732	$5,507,459	$9,454	$(1,150,934)	$4,367,711	$19,793	$4,387,504
Repurchases of class A common stock	(16)	(29,217)	—	—	(29,233)	—	(29,233)
Restricted class A common stock earned	12	30,957	—	—	30,969	—	30,969
Dividends reinvested	—	995	—	—	995	—	995
Deferred directors’ compensation	—	859	—	—	859	—	859
Net (loss) income	—	—	—	(204,088)	(204,088)	2,255	(201,833)
Other comprehensive loss	—	—	(1,186)	—	(1,186)	—	(1,186)
Dividends declared on common stock and deferred stock units, $2.18 per share	—	—	—	(378,719)	(378,719)	—	(378,719)
Contributions from non- controlling interests	—	—	—	—	—	1,245	1,245
Distributions to non-controlling interests	—	—	—	—	—	(16,412)	(16,412)
Balance at December 31, 2024	$1,728	$5,511,053	$8,268	$(1,733,741)	$3,787,308	$6,881	$3,794,189
Shares of class A common stock issued, net	1	(1)	—	—	—	—	—
Repurchases of class A common stock	(60)	(109,447)	—	—	(109,507)	—	(109,507)
Restricted class A common stock earned	14	27,540	—	—	27,554	—	27,554
Dividends reinvested	—	689	—	—	689	—	689
Deferred directors’ compensation	—	708	—	—	708	—	708
Net income	—	—	—	109,569	109,569	100	109,669
Other comprehensive income	—	—	3,845	—	3,845	—	3,845
Dividends declared on common stock and deferred stock units, $1.88 per share	—	—	—	(321,256)	(321,256)	—	(321,256)
Distributions to non-controlling interests	—	—	—	—	—	(1,501)	(1,501)
Balance at December 31, 2025	$1,683	$5,430,542	$12,113	$(1,945,428)	$3,498,910	$5,480	$3,504,390
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$109,669	$(201,833)	$249,897
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-cash compensation expense	28,262	31,828	30,655
Amortization of deferred fees on loans	(59,421)	(64,133)	(78,428)
Amortization of deferred financing costs and premiums/ discounts on debt obligations	38,387	42,955	54,264
Payment-in-kind interest, net of interest received	(19,535)	(16,660)	(2,865)
Increase in current expected credit loss reserve	112,486	538,801	249,790
Straight-line rental income	2,847	151	—
Gain on extinguishment of debt	—	(5,352)	(4,616)
Depreciation and amortization of owned real estate	68,840	9,407	—
(Income) loss from unconsolidated entities	(8,307)	2,748	—
Distributions of earnings from unconsolidated entities	1,509	—	—
Unrealized loss (gain) on derivative financial instruments, net	2,741	(2,075)	2,769
Realized gain on derivative financial instruments, net	(21,489)	(9,987)	(28,202)
Changes in assets and liabilities, net
Other assets	30,452	45,170	(20,666)
Other liabilities	(10,568)	(4,567)	6,243
Net cash provided by operating activities	275,873	366,453	458,841
Cash flows from investing activities
Principal fundings of loans receivable	(5,617,406)	(1,356,208)	(1,344,130)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	6,218,729	4,790,510	2,840,467
Origination and other fees received on loans receivable	70,713	31,693	17,992
Payments under derivative financial instruments	(203,010)	(150,027)	(233,544)
Receipts under derivative financial instruments	130,761	90,221	163,682
Collateral deposited under derivative agreements	(433,280)	(191,780)	(352,120)
Return of collateral deposited under derivative agreements	412,790	290,470	351,730
Investment in unconsolidated entities	(207,119)	(7,200)	—
Capital expenditures on owned real estate	(12,773)	(590)	—
Net cash provided by investing activities	359,405	3,497,089	1,444,077
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities
Borrowings under secured debt	$4,359,966	$1,433,578	$1,636,899
Repayments under secured debt	(4,437,917)	(4,176,428)	(2,742,450)
Proceeds from issuance of securitized debt obligations	1,021,964	—	—
Repayments of securitized debt obligations	(715,930)	(666,004)	(166,027)
Borrowings under asset-specific debt	702,051	224,014	292,019
Repayments under asset-specific debt	(936,275)	—	(239,037)
Proceeds from sale of loan participations	—	—	100,692
Repayments of loan participations	(104,028)	(235,960)	—
Net proceeds from term loan borrowings	90,732	646,750	—
Repayments and repurchases of term loans	(7,443)	(1,020,785)	(21,997)
Proceeds from issuance of senior secured notes	—	450,000	—
Repurchases of senior secured notes	—	(27,222)	(28,945)
Repayments and repurchases of convertible notes	—	(31,424)	(220,000)
Payment of deferred financing costs	(53,800)	(30,787)	(23,215)
Contributions from non-controlling interests	—	1,245	—
Distributions to non-controlling interests	(1,501)	(16,412)	(8,955)
Dividends paid on class A common stock	(322,731)	(404,016)	(426,927)
Repurchases of class A common stock	(109,507)	(29,233)	—
Net cash used in financing activities	(514,419)	(3,882,684)	(1,847,943)
Net increase (decrease) in cash and cash equivalents	120,859	(19,142)	54,975
Cash and cash equivalents at beginning of period	323,483	350,014	291,340
Effects of currency translation on cash and cash equivalents	8,184	(7,389)	3,699
Cash and cash equivalents at end of period	$452,526	$323,483	$350,014
Supplemental disclosure of cash flows information
Payments of interest	$(966,619)	$(1,261,379)	$(1,292,598)
Payments of income taxes	$(4,008)	$(4,483)	$(6,668)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(79,081)	$(81,214)	$(107,390)
Loan principal payments held by servicer, net	$71,089	$109,457	$48,287
Transfer of senior loans to owned real estate	$565,110	$590,937	$—
Assumption of other assets and liabilities related to owned real estate	$89,223	$168,249	$—
Accrued capital expenditures on owned real estate	$333	$1,176	$—
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1. ORGANIZATION
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust,
Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
Blackstone Mortgage Trust is a real estate finance company that originates, acquires, and manages senior loans and other debt or credit-oriented investments collateralized by or relating to commercial real estate in North America, Europe, and
Australia. Our portfolio is composed primarily of senior loans secured by high-quality, institutional assets located in major markets, and sponsored by experienced, well-capitalized real estate investment owners and operators. We finance our investments in a variety of ways, including borrowing under secured credit facilities, issuing collateralized loan obligations, or CLOs, other securitization transactions, syndicating senior loans and/or participations, and other forms of asset-level financing, depending on our view of the most prudent financing option available for each of our investments. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, New York, New York 10154.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
In 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, which we refer to as our Net Lease Joint Venture. Our aggregate ownership interest in our Net Lease Joint
Venture was 75% as of December 31, 2025. We do not consolidate our Net Lease Joint Venture as we do not have a controlling financial interest. Our investment in our Net Lease Joint Venture is accounted for under the equity method, and is recorded in investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of income
(loss) is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
In the second quarter of 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, which we refer to as our Bank Loan Portfolio Joint Venture. During the year ended December 31, 2025, our Bank Loan Portfolio Joint Venture acquired two portfolios of performing commercial mortgage loans. Our aggregate ownership interest in our Bank Loan Portfolio Joint Venture was 35% as of
December 31, 2025. We do not consolidate our Bank Loan Portfolio Joint Venture as we do not have a controlling financial interest. Our investment in our Bank Loan Portfolio Joint Venture is accounted for using the FVO, and is recorded as an investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of any unrealized gains and losses is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
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
Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as income or as a reduction in the amortized cost basis, based on the specific facts and circumstances, until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a reduction to interest income; however, expenses related to loans we acquire are included in general and administrative expenses as incurred.
The sources of revenue from our owned real estate assets, which is included in revenue from owned real estate on our consolidated statements of operations, and the related revenue recognition policies are as follows:
Rental income primarily consists of base rent income arising from tenant leases at our office and multifamily properties.
We determine if an arrangement is a lease at contract inception, which is subject to the provisions of ASC 842. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. We begin to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.
Other operating income primarily consists of income from our hospitality properties and tenant reimbursement income.
Revenue from our hospitality properties consists primarily of room revenue and food and beverage revenue. Room revenue

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both December 31, 2025 and December 31, 2024, we had no restricted cash on our consolidated balance sheets.
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
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2025. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this
CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2025.
Owned Real Estate
We may assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-
in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property, resulting in us consolidating the real estate assets as VIEs. These real estate acquisitions are classified as owned real estate, on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations,” or ASC 805.
Upon acquisition of owned real estate assets, we assess the fair value of acquired tangible and intangible assets, which may include land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities, as applicable, and allocate the fair value to the acquired assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market and economic conditions. We capitalize acquisition-related costs associated with asset acquisitions.
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’
estimated useful lives of up to 40 years for buildings, 15 years for land improvements, and 10 years for tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Lease intangibles are amortized over the remaining term of applicable leases on a straight-
line basis. The cost of ordinary repairs and maintenance are expensed as incurred.
Real estate assets held for investment are assessed for impairment on a quarterly basis. If the depreciated cost basis of the asset exceeds the undiscounted cash flows over the remaining holding period, the asset is considered for impairment. The impairment loss is recognized when the carrying value of the real estate assets exceed their fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results. Refer to Note 4 for further information.
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
As of December 31, 2025 and December 31, 2024, we had 12 and seven owned real estate assets, respectively, that were all classified as held for investment.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into an agreement with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie
Mae DUS and Freddie Mac Optigo lending platforms, or our Agency Multifamily Lending Partnership. We will receive a

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie
Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program.
Revenue Recognition
For loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs, we recognize our allocable portion of origination, servicing, and other fees in other income when we have satisfied our performance obligations in accordance with the “Revenue from Contracts with Customers” Topic of the FASB, or ASC 606. Our performance obligations are generally satisfied when the loan is referred by us to MTRCC and subsequently originated and sold under the Fannie Mae and Freddie Mac programs. A portion of the fees recognized, such as servicing fees, are variable and will be reevaluated for collectibility on a recurring basis.
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
In addition, we will recognize a liability for these loss-sharing obligations. This liability will be initially recognized at fair value with a corresponding expense at inception, and it will subsequently be amortized on a straight-line basis over the life of the loss-sharing obligation. This liability is included within other liabilities in our consolidated balance sheets. As of
December 31, 2025, our maximum loss-sharing obligation associated with the loans referred by us to MTRCC under the
Fannie Mae program was $5.5 million, and we have recorded related liabilities of $32,000. There have been no losses incurred as a result of the loss-sharing obligations.
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
Loan Participations Sold
In certain instances, we have executed a syndication of a non-recourse loan interest to a third party. Depending on the particular structure of the syndication, the loan interest may remain on our GAAP balance sheet or, in other cases, the sale will be recognized and the loan interest will no longer be included in our consolidated financial statements. When these sales are not recognized under GAAP we reflect the transaction by recording a loan participation sold liability on our consolidated balance sheet; however, this gross presentation does not impact stockholders’ equity or net income. When the sales are recognized, our balance sheet only includes our remaining loan interest, and excludes the interest in the loan that we sold.
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
As of December 31, 2025, we had an aggregate $87.3 million asset-specific CECL reserve related to six of our loans receivable with an aggregate amortized cost basis of $174.6 million, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of December 31, 2025.
These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs employed include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.50% to 8.00%, and the unlevered discount rate assumption, which ranged from 9.25% to 15.00%.
During the year ended December 31, 2025, we acquired legal title or otherwise consolidated five owned real estate assets through deed-in-lieu of foreclosure transactions or loan modifications that resulted in us consolidating the collateral assets.
At the time of each acquisition, we determined the fair value of each real estate asset based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. The owned real estate assets were measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs employed include (i) the exit capitalization rate assumption used to forecast the future sale price of the assets, which ranged from 6.00% to 8.55%, and (ii) the unlevered discount rate assumptions, which ranged from 7.00% to 10.55%. Refer to
Notes 4 and 19 for further information.
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
Foreign Currency
In the normal course of business, we enter into transactions not denominated in United States, or U.S., dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated statements of operations. In addition, we consolidate entities that have a non-U.S. dollar functional currency. Non-U.S. dollar-
denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar-denominated subsidiaries are recorded in other comprehensive income (loss).
Recent Accounting Pronouncements
In December 2025, the FASB issued Accounting Standards Update, or ASU, 2025-11, “Interim Reporting (Topic 270):
Narrow Scope Improvements,” which amends the guidance in ASC 270, Interim Reporting. The update enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates, and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after
December 15, 2027, and early adoption is permitted. We have not early adopted ASU 2025-11 and do not expect the adoption of ASU 2025-11 to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting
Improvements,” which amends the guidance in ASC 815, Derivatives and Hedging. The update refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity’s risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. We have not early adopted ASU 2025-09 and do not expect the adoption of ASU 2025-09 to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased
Loans,” which clarifies the application of the CECL model to purchased loans, including purchased credit‑deteriorated loans, and enhances related disclosure requirements. ASU 2025-08 is effective for annual reporting periods beginning after
December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. We have not early adopted ASU 2025-08 and do not expect the adoption of ASU 2025-08 to have a material impact on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets,” which amends the guidance in ASC 326, Financial Instruments—
Credit Losses. This update provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendment notes that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, and early adoption is permitted. We have not early adopted ASU 2025-05 and do not expect the adoption of ASU 2025-05 to have a material impact on our consolidated financial statements. We recognize revenue under ASC 606 pursuant to our Agency Multifamily Lending Partnership and income from our hospitality owned real estate assets.
In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810):
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which amends the guidance in ASC
805, Business Combinations. This update clarifies the determination of the accounting acquirer in business combinations

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
that are primarily effected through the exchange of equity interests and involve the acquisition of a VIE. Specifically, entities are now required to consider the factors outlined in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer, rather than defaulting to the primary beneficiary of the VIE as the accounting acquirer. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. We have not early adopted ASU 2025-03 and do not expect the adoption of ASU 2025-03 to have a material impact on our consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax
Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The adoption of ASU 2023-09 in 2025 did not have a material impact on our consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2025	December 31, 2024
Number of loans	131	130
Principal balance	$18,154,768	$19,203,126
Net book value	$17,784,694	$18,313,582
Unfunded loan commitments(1)	$1,185,004	$1,263,068
Weighted-average cash coupon(2)	+ 3.19%	+ 3.46%
Weighted-average all-in yield(2)	+ 3.39%	+ 3.78%
Weighted-average maximum maturity (years)(3)	2.5	2.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices, as applicable to each loan. As of
December 31, 2025, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to
SOFR. The remaining 3% of our loans by principal balance earned a fixed rate of interest. As of December 31, 2024, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of
December 31, 2025, 40% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 60% were open to repayment by the borrower without penalty. As of December 31, 2024, 10% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 90% were open to repayment by the borrower without penalty.
The following table details the index rate floors for our loans receivable portfolio as of December 31, 2025 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$348,052	$137,445	$485,497
0.00% or no floor(2)	653,738	4,777,079	5,430,817
0.01% to 1.00% floor	2,549,547	1,137,577	3,687,124
1.01% to 2.00% floor	715,186	1,738,172	2,453,358
2.01% to 3.00% floor	4,452,606	371,727	4,824,333
3.01% or more floor	1,043,783	229,856	1,273,639
Total(3)	$9,762,912	$8,391,856	$18,154,768

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of December 31, 2025, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.31%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.92%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2023	$23,923,719	$(136,707)	$23,787,012
Loan fundings	1,356,208	—	1,356,208
Loan repayments, sales, and cost-recovery proceeds	(4,663,293)	(87,993)	(4,751,286)
Charge-offs	(419,849)	35,246	(384,603)
Transfer to owned real estate	(590,937)	—	(590,937)
Transfer to other assets, net(2)	(70,248)	—	(70,248)
Payment-in-kind interest, net of interest received	16,660	—	16,660
Unrealized (loss) gain on foreign currency translation	(349,132)	1,406	(347,726)
Deferred fees and other items	—	(31,693)	(31,693)
Amortization of fees and other items	—	64,133	64,133
Loans Receivable, as of December 31, 2024	$19,203,126	$(155,608)	$19,047,518
Loan fundings	5,617,406	—	5,617,406
Loan repayments, sales, and cost-recovery proceeds	(6,106,964)	(26,397)	(6,133,361)
Charge-offs(3)	(667,227)	111,111	(556,116)
Transfer to owned real estate	(565,110)	—	(565,110)
Transfer to other assets, net(2)	(90,197)	—	(90,197)
Payment-in-kind interest, net of interest received	19,535	—	19,535
Unrealized gain (loss) on foreign currency translation	744,199	(2,433)	741,766
Deferred fees and other items	—	(71,728)	(71,728)
Amortization of fees and other items	—	59,421	59,421
Loans Receivable, as of December 31, 2025	$18,154,768	$(85,634)	$18,069,134
CECL reserve			(284,440)
Loans Receivable, net, as of December 31, 2025			$17,784,694

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(2)This amount relates to: (i) intangible and other assets recorded in connection with loans that were transferred to owned real estate, net of any liabilities recorded upon acquisition, if any; (ii) a loan that was partially satisfied through the issuance of a note receivable in 2024; and (iii) proceeds from loan repayments that are held in escrow, all of which are included within other assets in our consolidated balance sheets. See Note 6 for further information.
(3)Excludes a charge-off of CECL reserves of $6.8 million related to a note receivable issued in 2024 that was deemed non-recoverable. This amount was previously recorded in other assets on our consolidated balance sheets. See Note
6 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The tables below detail the property type and geographic distribution of the properties securing the loans in our loans receivable portfolio ($ in thousands):

December 31, 2025
Property Type	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Office	37	$4,879,422	$4,556,980	27%
Multifamily	46	4,457,767	4,305,534	26
Industrial	21	4,458,487	4,114,141	24
Hospitality	12	1,940,693	1,827,133	11
Retail	6	674,612	596,204	3
Self-storage	3	659,515	492,376	3
Life Sciences / Studio	4	284,079	277,373	2
Other	2	714,559	676,293	4
Total loans receivable	131	$18,069,134	$16,846,034	100%
CECL reserve		(284,440)
Loans receivable, net		$17,784,694

Geographic Location	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	45	$4,715,039	$3,918,928	23%
West	23	1,963,032	1,872,531	11
Northeast	17	1,893,877	1,800,387	11
Midwest	6	619,726	609,433	4
Northwest	3	457,215	454,507	3
Subtotal	94	9,648,889	8,655,786	52
International
United Kingdom	19	3,595,424	3,582,983	21
Ireland	3	1,141,770	1,135,749	7
Australia	4	1,104,765	1,110,648	7
Spain	2	684,109	638,112	4
Sweden	1	502,124	500,917	3
Canada	1	455,407	288,504	2
Other Europe	6	875,579	872,527	4
Other International	1	61,067	60,808	—
Subtotal	37	8,420,245	8,190,248	48
Total loans receivable	131	$18,069,134	$16,846,034	100%
CECL reserve		(284,440)
Loans receivable, net		$17,784,694

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31,
2025, which is our principal balance net of (i) $999.8 million of asset-specific debt, (ii) $24.5 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $284.4 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following tables allocate the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	3	$303,971	$302,564
2	20	2,875,870	2,704,222
3	85	11,907,947	11,045,913
4	17	2,806,758	2,705,706
5	6	174,588	87,629
Total loans receivable	131	$18,069,134	$16,846,034
CECL reserve		(284,440)
Loans receivable, net		$17,784,694

	December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	11	$1,919,280	$994,056
2	21	3,346,881	3,349,347
3	65	9,246,692	8,818,346
4	20	2,707,104	2,622,877
5	13	1,827,561	1,249,677
Total loans receivable	130	$19,047,518	$17,034,303
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31,
2025, which is our principal balance net of (i) $999.8 million of asset-specific debt, (ii) $24.5 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $284.4 million. Our net loan exposure as of
December 31, 2024 is our principal balance net of (i) $1.2 billion of asset-specific debt, (ii) $106.7 million of cost-
recovery proceeds, (iii) our total loans receivable CECL reserve of $733.9 million, and (iv) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our asset-specific debt and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0, based on net loan exposure, as of both December 31, 2025 and
December 31, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the years ended December 31, 2025 and
2024 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2024	$80,057	$26,141	$47,087	$580,651	$733,936
Increase in CECL reserves	21,123	19,329	3,378	62,790	106,620
Charge-offs of CECL reserves	—	—	—	(556,116)	(556,116)
CECL reserves as of December 31, 2025	101,180	45,470	50,465	87,325	284,440

CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936
Increase (decrease) in CECL reserves	1,722	(5,419)	(2,284)	547,584	541,603
Charge-offs of CECL reserves	—	—	—	(384,603)	(384,603)
CECL reserves as of December 31, 2024	$80,057	$26,141	$47,087	$580,651	$733,936

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the year ended December 31, 2025, we recorded a net decrease of $449.5 million in the CECL reserves against our loans receivable portfolio, primarily driven by a $493.3 million decrease in our asset-specific CECL reserve. This decrease was driven by charge-offs of our CECL reserves of $556.1 million primarily related to (i) the resolution of eight previously impaired loans resulting in aggregate charge-offs of $338.0 million, and (ii) $218.1 million of charge-offs related to three previously impaired subordinate loans that were deemed non-recoverable as part of our ongoing assessment of collectibility of our impaired loan portfolio. These charge-offs of CECL reserves were concentrated in the office sector, with
$338.1 million of such charge-offs, generally driven by adverse trends in the office sector in recent years, including reduced tenant demand for office space and limited liquidity for office assets in capital markets. This decrease in our asset-
specific CECL reserve was partially offset by a $43.8 million increase in our general CECL reserve, bringing our total loans receivable CECL reserves to $284.4 million as of December 31, 2025. The increase in our general CECL reserve was primarily as a result of an increase in the historical loss rate used in reserve calculations related to the additional CECL charge-offs.
As of December 31, 2025, we had an aggregate $87.3 million asset-specific CECL reserve related to six of our loans receivable, with a total amortized cost basis of $174.6 million, net of cost-recovery proceeds. Impairments are each determined individually as a result of changes in the specific credit quality factors for each such loan. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This asset-specific CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying collateral as of December 31, 2025.
No income was recorded on our impaired loans subsequent to determining that they were impaired. During the year ended
December 31, 2025, we received an aggregate $42.4 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of December 31, 2025, one of our performing loans with an amortized cost basis of $98.3 million was in technical default as a result of the non-payment of an extension fee. The loan was not past its maturity date and was current on its interest payment, and had a risk rating of “4.” All other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of December 31, 2025 and December 31, 2024, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of December 31, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
U.S. loans
1	$—	$—	$—	$151,674	$98,329	$53,968	$303,971
2	140,513	61,068	—	105,447	611,866	170,012	1,088,906
3	1,870,372	274,866	—	1,714,538	1,928,118	456,963	6,244,857
4	—	—	—	367,804	582,317	961,346	1,911,467
5	—	—	—	—	—	—	—
Total U.S. loans	$2,010,885	$335,934	$—	$2,339,463	$3,220,630	$1,642,289	$9,549,201
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	652,289	—	—	480,619	654,056	—	1,786,964
3	2,465,305	—	—	—	941,669	1,084,707	4,491,681
4	—	—	—	—	—	366,658	366,658
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$3,117,594	$—	$—	$480,619	$1,595,725	$1,451,365	$6,645,303
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	877,908	—	293,501	1,171,409
4	—	—	—	—	—	528,633	528,633
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$—	$877,908	$—	$822,134	$1,700,042
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	—	31,700	142,888	174,588
Total impaired loans	$—	$—	$—	$—	$31,700	$142,888	$174,588
Total loans receivable
1	$—	$—	$—	$151,674	$98,329	$53,968	$303,971
2	792,802	61,068	—	586,066	1,265,922	170,012	2,875,870
3	4,335,677	274,866	—	2,592,446	2,869,787	1,835,171	11,907,947
4	—	—	—	367,804	582,317	1,856,637	2,806,758
5	—	—	—	—	31,700	142,888	174,588
Total loans receivable	$5,128,479	$335,934	$—	$3,697,990	$4,848,055	$4,058,676	$18,069,134
CECL reserve							(284,440)
Loans receivable, net							$17,784,694

Gross charge-offs(2)	—	—	—	(54,404)	(214,796)	(286,916)	$(556,116)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the year ended December 31, 2025.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Loan Modifications Pursuant to ASC 326
During the twelve months ended December 31, 2025, we entered into four loan modifications that require disclosure pursuant to ASC 326. Three of these loans were collateralized by office assets and one was collateralized by a life sciences/
studio asset.
One of the loan modifications included a term extension combined with an other-than-insignificant payment delay. This loan modification had a term extension of 3.8 years, the loan was bifurcated into a separate senior loan and subordinate loan, and the borrower paid a $1.7 million fee upon closing of the modification. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the subordinate loan that is paying interest in-kind. As of
December 31, 2025, the amortized cost basis of this loan was $242.1 million, or 1.3% of our aggregate loans receivable portfolio, with no unfunded commitments. This loan was in compliance with its modified contractual terms as of
December 31, 2025.
The other three loan modifications included term extensions combined with other-than-insignificant payment delays and interest rate reductions. The first loan modification included a term extension of one year, the interest rate on the senior loan decreased by 2.43%, the borrower repaid $25.0 million upon closing of the modification, and the loan was bifurcated into a separate senior loan and subordinate loan. The senior loan is paying interest partially current, and partially in-kind, while the subordinate loan is paying interest in-kind. We are accruing all of the interest on the senior loan and deferring interest on the subordinate loan. The second loan modification included a term extension of 4.3 years, the interest rate decreased by 3.56%, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing all of the interest on the senior loan that is paying current, and deferring interest income on the subordinate loan, which is paid-
in-kind. The third loan modification included a term extension of 4.3 years, the interest rate decreased by 4.19%, the borrower repaid $12.7 million upon closing of the modification, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing all of the interest on the senior loan that is paying current and deferring interest income on the subordinate loan, which is paid-in-kind. As of December 31, 2025, the aggregate amortized cost basis of these loans was $387.4 million, or 2.1% of our aggregate loans receivable portfolio, with an aggregate $68.1 million of unfunded commitments. These loans were in compliance with their modified contractual terms as of December 31, 2025.
All four of these loans had a risk rating of “5” at the time of modification. In aggregate, these modifications resulted in the bifurcation of all four loans into separate senior and subordinate loans, or eight loans in aggregate. As of December 31,
2025, three of the newly bifurcated senior loans had a risk rating of “4,” and one had a risk rating of “3.” The four newly bifurcated subordinate loans all had a risk rating of “5.”
Loans with a risk rating of “3” and “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” have an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of December 31, 2025, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
4. OWNED REAL ESTATE, NET
As of December 31, 2025 and December 31, 2024, we had 12 and seven owned real estate assets, respectively. During the year ended December 31, 2025, we acquired five owned real estate assets through deed-in-lieu of foreclosure transactions or loan modifications that resulted in us consolidating the collateral assets, for a total acquisition price of $654.3 million.
We allocated $279.7 million to land and land improvements, $287.7 million to building and building improvements,
$81.1 million to acquired intangible assets, and $5.8 million to other components of the purchase price. In aggregate, we charged off $220.7 million of CECL reserves relating to the loans that had previously been secured by these assets, as the loans’ aggregate carrying value of $875.0 million at the time of the owned real estate acquisitions exceeded the acquisition date fair value noted above. See Note 2 for further discussion of owned real estate assets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The acquisition of five owned real estate assets during the year ended December 31, 2025 were accounted for as asset acquisitions under ASC 805, and we recognized these properties as owned real estate assets held for investment. The following table presents the owned real estate assets that were acquired during the year ended December 31, 2025 ($ in thousands):

Acquisition Date	Location	Property Type	Acquisition Date Fair Value
February 2025	Chicago, IL	Office	$45,045
September 2025	Atlanta, GA	Office	132,974
September 2025	New York, NY	Hospitality	228,253
November 2025	Denver, CO	Office	114,748
December 2025	New York, NY	Office	133,313
			$654,333
The following table presents the assets and liabilities related to owned real estate held for investment included in our consolidated balance sheets ($ in thousands):

	December 31, 2025	December 31, 2024
Assets
Building and building improvements	$708,097	$410,546
Land and land improvements	461,585	181,083
Total	$1,169,682	$591,629
Less: accumulated depreciation	(34,707)	(3,444)
Owned Real Estate, net	$1,134,975	$588,185

Intangible real estate assets	$161,690	$83,253
Less: accumulated amortization	(44,601)	(5,964)
Intangible real estate assets, net(1)	$117,089	$77,289

Liabilities
Intangible real estate liabilities	$3,985	$1,422
Less: accumulated amortization	(570)	(1)
Intangible real estate liabilities, net(2)	$3,415	$1,421

(1)Included within other assets on our consolidated balance sheets. Refer to Note 6 for further information.
(2)Included within other liabilities on our consolidated balance sheets. Refer to Note 6 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Revenue and expenses from owned real estate consisted of the following ($ in thousands):

	Year Ended December 31,
	2025	2024
Rental revenue	$66,216	$8,789
Hospitality revenue	96,244	2,245
Other operating revenue	22,520	2,006
Revenue from owned real estate	$184,980	$13,040

Operating expense	$146,738	$12,846
Depreciation and amortization expense	68,840	9,214
Total expenses from owned real estate	$215,578	$22,060

Loss from owned real estate	$(30,598)	$(9,020)
There was no revenue or expense from owned real estate during the year ended December 31, 2023.
The following table presents the undiscounted future minimum rents we expect to receive for our office properties as of
December 31, 2025. Leases at our multifamily assets are short term, generally 12 months or less, and are therefore not included ($ in thousands):

Future Minimum Rents
2026	$74,643
2027	63,398
2028	54,959
2029	46,910
2030	39,835
Thereafter	116,118
Total	$395,863
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years ($ in thousands):

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2026	$30,117	$6,171	$(424)
2027	18,395	4,251	(254)
2028	13,143	3,415	(173)
2029	9,933	2,521	(78)
2030	7,378	2,164	(132)
Thereafter	14,500	5,101	(2,354)
Total	$93,466	$23,623	$(3,415)

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of December 31, 2025, we hold certain investments in unconsolidated entities that are accounted for under the equity method of accounting or the FVO, as our ownership interest in each entity does not meet the requirements for consolidation. Refer to Note 2 for further details.
The following tables detail our investments in unconsolidated entities ($ in thousands):

	December 31, 2025
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture	178(1)	75%	$106,478
Total unconsolidated entities carried at historical cost	178		106,478
Unconsolidated entities carried at fair value
Bank Loan Portfolio Joint Venture	533(2)	35%(3)	111,010
Total unconsolidated entities carried at fair value	533		111,010
Total	711		$217,488

(1)The number of assets represents the number of commercial real estate properties.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables detail the activity related to our investments in unconsolidated entities during the years ended
December 31, 2025 and 2024 ($ in thousands):

Investments in Unconsolidated Entities	December 31, 2024	Contributions	Distributions	(Loss) Income From Unconsolidated Entities(1)	Accumulated Other Comprehensive Loss	December 31, 2025
Net Lease Joint Venture	$4,452	$104,274	$—	$(1,367)	$(881)	$106,478
Bank Loan Portfolio Joint Venture	—	102,845	(1,509)	9,674	—	111,010
Total	$4,452	$207,119	$(1,509)	$8,307	$(881)	$217,488

Investments in Unconsolidated Entities	December 31, 2023	Contributions	Distributions	Loss From Unconsolidated Entities	Accumulated Other Comprehensive Income	December 31, 2024
Net Lease Joint Venture	$—	$7,200	$—	$(2,748)	$—	$4,452
Total	$—	$7,200	$—	$(2,748)	$—	$4,452

(1)Includes our share of non-cash items such as (i) depreciation and amortization, and (ii) unrealized gains recorded by unconsolidated entities.
There was no income or loss from unconsolidated entities for the year ended December 31, 2023.
During the year ended December 31, 2025, our Net Lease Joint Venture and Bank Loan Portfolio Joint Venture each entered into derivative agreements where we would be required to make payment for periodic or final settlement of derivative contracts if either our Net Lease Joint Venture or Bank Loan Portfolio Joint Venture, as applicable, is unable to fulfill its respective obligations.
6. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	December 31, 2025	December 31, 2024
Accrued interest receivable	$132,975	$160,131
Real estate intangible assets, net	117,089	77,289
Accounts receivable and other assets(1)(2)	56,848	134,030
Other real estate assets	42,153	9,338
Loan portfolio payments held by servicer(3)	27,374	113,199
Collateral deposited under derivative agreements	25,300	4,810
Derivative assets	10,492	72,454
Prepaid expenses	1,032	1,002
Total	$413,263	$572,253

(1)Includes $55.5 million and $95.5 million as of December 31, 2025 and December 31, 2024, respectively, of cash collateral held by our CLOs that was subsequently remitted by the trustee to repay a portion of the outstanding senior CLO securities, or that was subsequently reinvested by purchasing additional collateral into our CLOs.
(2)During the year ended December 31, 2025, a note receivable that was previously included in this balance was deemed non-recoverable, and we recorded a charge-off of CECL reserves of $6.8 million.
(3)Primarily represents loan principal repayments held by our third-party loan servicers as of the balance sheet date that were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	December 31, 2025	December 31, 2024
Other real estate liabilities	$127,703	$72,018
Accrued dividends payable	79,081	81,214
Accrued interest payable	58,871	77,855
Other secured debt(1)	39,475	—
Derivative liabilities	26,596	5,238
Accrued management fees payable	16,434	18,534
Accounts payable and other liabilities	14,653	13,834
Debt repayments pending servicer remittance(2)	11,748	3,742
Current expected credit loss reserves for unfunded loan commitments(3)	11,617	10,412
Total	$386,178	$282,847

(1)Represents financing on our retained investment in the European Loan Securitization. Refer to Note 8 for further information.
(2)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties or
CLO trustees during the subsequent remittance cycle.
(3)Represents the CECL reserve related to our unfunded loan commitments.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of December 31, 2025, we had aggregate unfunded commitments of $1.2 billion related to 53 loans. The expected credit losses over the contractual period of our loans are impacted by our obligations to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 22 for further discussion of our unfunded loan commitments. During the year ended December 31,
2025, we recorded an increase in the CECL reserves related to our unfunded loan commitments of $1.2 million, bringing our total unfunded loan commitments CECL reserve to $11.6 million as of December 31, 2025. During the year ended
December 31, 2024, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of
$5.0 million, bringing our total unfunded loan commitments CECL reserve to $10.4 million as of December 31, 2024.
7. SECURED DEBT, NET
Our secured debt represents borrowings under our secured credit facilities. During the year ended December 31, 2025, we closed $3.2 billion of new borrowings against $4.1 billion of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	December 31, 2025	December 31, 2024
Secured credit facilities	$10,125,839	$9,705,529
Deferred financing costs(1)	(8,547)	(9,195)
Net book value of secured debt	$10,117,292	$9,696,334

(1)Costs incurred in connection with our secured debt are recorded on our consolidated balance sheets when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities
Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are generally structured

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
to provide currency, index, and term-matched financing without capital markets-based mark-to-market provisions. Our credit facilities are diversified across 15 counterparties, primarily consisting of top global financial institutions to minimize our counterparty risk exposure.
The following table details our secured credit facilities as of December 31, 2025 ($ in thousands):

December 31, 2025
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	12	$4,284,949	November 2027	80	$6,478,546	December 2027	32%	25% - 100%
GBP	7	2,635,148	November 2028	17	3,568,084	December 2028	25%	25%
EUR	6	1,716,537	August 2027	10	2,421,382	October 2027	42%	25% - 100%
Others(5)	4	1,489,205	April 2029	6	1,870,394	May 2029	25%	25%
Total	15	$10,125,839	April 2028	113	$14,338,406	May 2028	31%	25% - 100%

(1)Represents the number of lenders with fundings advanced in each respective currency, as well as the total number of facility lenders. The total number of facility lenders includes one additional lender that had no fundings advanced as of December 31, 2025.
(2)Our secured debt agreements are generally term-matched to their underlying collateral. Therefore, the weighted-
average maturity is generally allocated based on the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective secured credit facility is used.
(3)Represents the principal balance of the collateral loan assets and the carrying value of the collateral owned real estate assets.
(4)Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables detail the spread of our secured credit facilities as of December 31, 2025 and December 31, 2024 ($ in
thousands):

	Year Ended December 31, 2025	December 31, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less(7)	$2,018,709	$5,098,876	+1.54%	$6,936,909	+2.97%	+1.43%
+ 1.51% to + 1.75%	660,636	2,419,595	+1.75%	3,232,654	+3.50%	+1.75%
+ 1.76% to + 2.00%	325,160	1,088,336	+2.08%	1,797,080	+2.94%	+0.86%
+ 2.01% or more	153,625	1,519,032	+2.74%	2,371,763	+4.25%	+1.51%
Total	$3,158,130	$10,125,839	+1.83%	$14,338,406	+3.29%	+1.46%

	Year Ended December 31, 2024	December 31, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$165,616	$3,976,192	+1.53%	$6,185,925	+3.18%	+1.65%
+ 1.51% to + 1.75%	74,118	2,238,376	+1.78%	3,140,937	+3.52%	+1.74%
+ 1.76% to + 2.00%	—	969,541	+2.09%	1,802,431	+3.67%	+1.58%
+ 2.01% or more	374,407	2,521,420	+2.61%	3,678,528	+4.31%	+1.70%
Total	$614,141	$9,705,529	+1.92%	$14,807,821	+3.58%	+1.66%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the years ended December 31, 2025 and 2024, respectively.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and owned real estate assets.
(4)Represents the weighted-average all-in cost as of December 31, 2025 and December 31, 2024, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the carrying value of the collateral owned real estate assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
(7)Includes an interest rate swap with a $35.6 million notional amount that effectively converts our floating rate liability to a fixed rate liability to align with the financed fixed rate loan exposure.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of December 31, 2025, there was an aggregate $551.6 million available to be drawn at our discretion under our credit facilities.
Financial Covenants
As of December 31, 2025, we are subject to the following financial covenants related to our secured debt and secured debt of our unconsolidated entities: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.3 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to December 31, 2025; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2025 and December 31, 2024, we were in compliance with these covenants.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
8. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through CLOs and have also financed one of our loans through a securitization vehicle, or the European Loan Securitization. The CLOs and the European Loan Securitization are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse to us. Refer to Note 20 for further discussion of our CLOs and the European Loan Securitization. The following tables detail our securitized debt obligations and the underlying collateral assets that are financed by our CLOs and the European Loan Securitization ($ in thousands):

	December 31, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
CLOs
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$822,243	+ 2.15%	October 2042
Underlying Collateral Assets	18	944,537	944,537	+ 3.49%	October 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	605,613	605,613	+ 1.45%	May 2038
Underlying Collateral Assets	16	736,360	736,360	+ 3.18%	February 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	519,967	519,967	+ 1.82%	February 2038
Underlying Collateral Assets	11	691,964	691,964	+ 2.84%	January 2027
Total CLOs
Senior CLO Securities Outstanding	3	$1,956,830	$1,947,823	+ 1.84%
Underlying Collateral Assets	45	2,372,861	2,372,861	+ 3.22%
European Loan Securitization
Financing Provided	1	$192,666	$191,896	+ 1.53%	July 2030
Underlying Collateral Assets(5)	1	249,160	246,421	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(5)	4	$2,149,496	$2,139,719	+ 1.82%
Underlying Collateral Assets	46	2,622,021	2,619,282	+ 3.22%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(3)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which is SOFR for the CLOs and EURIBOR for the European Loan Securitization. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and owned real estate assets.
(4)Underlying collateral assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower, and excludes owned real estate assets. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)We financed our $55.8 million retained interests in the securitization under a repurchase agreement structured without capital markets-based mark-to-market provisions. The amount of the financing is included in other liabilities on our consolidated balance sheets.
(6)During the year ended December 31, 2025, we recorded $140.0 million of interest expense related to our securitized
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
(5)During the year ended December 31, 2024, we recorded $157.0 million of interest expense related to our securitized debt obligations.
9. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	December 31, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$999,810	$997,746	+ 2.66%	February 2030
Collateral assets	4	$1,243,500	$1,234,205	+ 4.02%	February 2030

	December 31, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,228,110	$1,224,841	+ 3.20%	June 2026
Collateral assets	2	$1,467,185	$1,459,864	+ 4.03%	June 2026

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
We did not have any loan participations sold as of December 31, 2025. The following table details our loan participations sold as of December 31, 2024 ($ in thousands):

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
(4)During the years ended December 31, 2025 and 2024, we recorded $6.9 million and $22.6 million, respectively, of interest expense related to our loan participations sold.
11. TERM LOANS, NET
During the year ended December 31, 2025, we borrowed an additional (i) $1.0 billion under the B-6 Term Loan, (ii)
$453.1 million under the B-7 Term Loan, and (iii) $700.0 million under the B-8 Term Loan. The proceeds from the B-6
Term Loan were used to repay $400.0 million in principal outstanding under the B-4 Term Loan and all $648.4 million in principal outstanding under the B-5 Term Loan. The proceeds from the B-7 Term Loan were used, among other things, to repay the remaining $403.1 million in principal outstanding under the B-4 Term Loan. The proceeds from the B-8 Term
Loan were used, among other things, to repay all $309.3 million in principal outstanding under the B-1 Term Loan and to repay $350.0 million in principal outstanding under the B-6 Term Loan.
Subsequent to December 31, 2025, we borrowed an additional $770.8 million under a B-9 Term Loan, the proceeds of which were used, among other things, to repay all $695.8 million in principal outstanding under the B-6 Term Loan. The
B-9 Term Loan bears interest at SOFR + 2.50% and matures in December 2030.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the net book value of each of our senior term loan facilities, or Term Loans, on our consolidated balance sheets ($ in thousands):

	Face Value
Term Loans	December 31, 2025	December 31, 2024	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$—	$309,268	+ 2.36%	+ 2.53%	April 23, 2026
B-4 Term Loan	—	805,169	+ 3.50%	+ 3.99%	May 9, 2029
B-5 Term Loan	—	650,000	+ 3.75%	+ 4.27%	December 10, 2028
B-6 Term Loan	695,754	—	+ 3.00%	+ 3.61%	December 10, 2030
B-7 Term Loan	451,972	—	+ 2.50%	+ 2.95%	May 9, 2029
B-8 Term Loan	700,000	—	+ 2.50%	+ 2.95%	December 19, 2032
Total face value	$1,847,726	$1,764,437
Deferred financing costs and unamortized discounts	(39,726)	(32,364)
Net book value	$1,808,000	$1,732,073

(1)The B-6 Term Loan and B-7 Term Loan borrowings are subject to a benchmark interest rate floor of 0.50%. The
Term loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the applicable Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. There was no repurchase activity or gain on debt extinguishment during the year ended December 31, 2025. During the year ended December 31, 2024, we repurchased an aggregate principal amount of
$2.3 million of the B-1 Term Loan at a weighted-average price of 99%. This resulted in a gain on extinguishment of debt of $25,000 during the year ended December 31, 2024.
The following table details our interest expense related to the Term Loans ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash coupon	$132,350	$173,138	$171,834
Discount and issuance cost amortization	11,386	11,799	9,266
Total interest expense	$143,736	$184,937	$181,100
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of
December 31, 2025 and December 31, 2024, we were in compliance with this covenant. Refer to Note 2 for further discussion of our accounting policies for the Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
12. SENIOR SECURED NOTES, NET
The following table details the net book value of our senior secured notes, or Senior Secured Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Senior Secured Notes Issuance	December 31, 2025	December 31, 2024	Interest Rate		All-in Cost(1)	Maturity
October 2021	$335,316	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	450,000	7.75%	(2)	8.14%	December 1, 2029
Total face value	$785,316	$785,316
Deferred financing costs and unamortized discounts	(7,280)	(9,857)
Hedging adjustments(3)	6,840	(4,424)
Net book value	$784,876	$771,035

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
(3)Represents the fair value of an interest rate swap that we entered into to convert the fixed rate exposure of the
December 2024 Senior Secured Notes into floating rate. Refer to Note 14 for further discussion.
The following table details our interest expense related to the Senior Secured Notes ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash coupon	$47,449	$14,976	$14,506
Discount and issuance cost amortization	2,658	1,124	1,158
Total interest expense	$50,107	$16,100	$15,664
There was no repurchase activity or gain on debt extinguishment during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, we repurchased an aggregate principal amount of $30.8 million and
$33.9 million, respectively, of the October 2021 Senior Secured Notes at a weighted-average price of 88% and 85% of par, respectively. This resulted in a gain on extinguishment of debt of $3.3 million and $4.6 million during the years ended
December 31, 2024 and 2023, respectively.
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets.
As of December 31, 2025 and December 31, 2024, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater.
This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
13. CONVERTIBLE NOTES, NET
The following table details the net book value of our convertible senior notes, or Convertible Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Convertible Notes	December 31, 2025	December 31, 2024	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
Face value	$266,157	$266,157	5.50%	5.79%	$36.27	March 15, 2027
Deferred financing costs and unamortized discount	(1,412)	(2,541)
Net book value	$264,745	$263,616

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible
Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of December 31, 2025.
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $19.13 on December 31, 2025, the last trading day in the year ended
December 31, 2025, was less than the per share conversion price of the Convertible Notes.
There was no repurchase activity during the years ended December 31, 2025 and 2023. During the year ended
December 31, 2024, we repurchased an aggregate principal amount of $33.8 million of the Convertible Notes at a weighted-average price of 93% of par. This resulted in a gain on extinguishment of debt of $2.0 million during the year ended December 31, 2024, respectively.
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash coupon	$14,639	$15,784	$18,639
Discount and issuance cost amortization	1,129	1,227	1,589
Total interest expense	$15,768	$17,011	$20,228
Accrued interest payable for the Convertible Notes was $4.3 million as of both December 31, 2025 and December 31,
2024. Refer to Note 2 for further discussion of our accounting policies for the Convertible Notes.
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

December 31, 2025			December 31, 2024
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr 970,417	Buy USD / Sell SEK Forward	2	kr 971,180
Buy USD / Sell GBP Forward	6	£739,956	Buy USD / Sell GBP Forward	5	£604,739
Buy USD / Sell EUR Forward	10	€689,868	Buy USD / Sell EUR Forward	8	€603,910
Buy USD / Sell AUD Forward	7	A$371,141	Buy USD / Sell AUD Forward	6	A$355,703
Buy USD / Sell CAD Forward	3	C$120,557	Buy USD / Sell CHF Forward	1	CHF6,752
Buy USD / Sell CHF Forward	1	CHF52
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

December 31, 2025			December 31, 2024
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	2	£86,800	Buy GBP / Sell USD Forward	3	£54,400
Buy USD / Sell GBP Forward	2	£86,800	Buy USD / Sell GBP Forward	3	£54,400
Buy EUR / Sell USD Forward	3	€44,700
Buy USD / Sell EUR Forward	3	€44,700
Buy AUD / Sell USD Forward	2	A$10,200
Buy USD / Sell AUD Forward	2	A$10,200

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Cash Flow Hedges of Interest Rate Risk
Certain of our financing transactions expose us to a fixed versus floating rate mismatch between our assets and liabilities.
We use derivative financial instruments, which include interest rate swaps (and may also include interest rate caps, interest rate options, floors, and other interest rate derivative contracts) to hedge interest rate risk associated with our borrowings where there is potential for an index mismatch.
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amounts in thousands):

December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$35,600	3.51%	SOFR	5.0
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
Designated Hedges of Interest Rate Risk
The following tables detail our outstanding interest rate derivatives that were designated as fair value hedges of interest rate risk (notional amount in thousands):

December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	3.9

December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	4.9
The following tables detail the carrying amount and cumulative basis adjustments on hedged items designated as fair value hedges ($ in thousands):

December 31, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$450,597	$6,840

December 31, 2024
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$437,759	$(4,424)

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations
($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Year Ended December 31,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2025	2024	2023
Designated Hedges	Interest Income(1)	$18,771	$16,490	$25,439
Designated Hedges	Interest Expense(2)	(2,182)	1,119	893
Non-Designated Hedges	Interest Income(1)	(122)	(44)	65
Non-Designated Hedges	Interest Expense(3)	(2,107)	4	(71)
Total		$14,360	$17,569	$26,326

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
(3)Represents the realized loss on an interest rate swap related to our Bank Loan Portfolio Joint Venture that was entered into and subsequently terminated during 2025, and the spot rate movement in our non-designated foreign currency hedges, which are marked to market and recognized in interest expense.
Fair Value Hedges
The following table presents the net gains (losses) on derivatives and the related hedged items in fair value hedging relationships ($ in thousands):

	Year Ended December 31,
	2025	2024
Total interest and related expenses presented in the consolidated statements of operations	$988,947	$1,289,972
Gains (losses) on fair value hedging relationships
Total gain on derivative instruments	$11,263	$(4,386)
Fair value basis adjustment on hedged items	(11,264)	4,424
Derivative settlements and accruals	(2,182)	(232)
Net loss on fair value hedging relationships(1)	$(2,183)	$(194)

(1)Included within interest and related expenses presented in the consolidated statements of operations.
There were no fair value hedges outstanding during the year ended December 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts	$22	$69,433	$24,994	$—
Interest rate derivatives	6,877	—	76	4,386
Total derivatives designated as hedging instruments	$6,899	$69,433	$25,070	$4,386
Derivatives not designated as hedging instruments
Foreign exchange contracts	$3,593	$3,021	$1,526	$852
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$3,593	$3,021	$1,526	$852
Total derivatives	$10,492	$72,454	$26,596	$5,238

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Year Ended December 31,
	2025	2024	2023		2025	2024	2023
Net Investment Hedges
Foreign exchange contracts(1)	$(166,732)	$88,591	$(76,224)	Interest Expense	$18,774	$—	$—
Cash Flow Hedges
Interest rate derivatives	(73)	998	1,210	Interest Expense(2)	2	1,315	893
Total	$(166,805)	$89,589	$(75,014)		$18,776	$1,315	$893

(1)During the years ended December 31, 2025, 2024 and 2023, we paid net cash settlements of $72.2 million,
$59.8 million, and $69.9 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
Credit–Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2025, we were in a net asset position with one of our counterparties and in a net liability position with our other two counterparties related to our foreign exchange hedges and had $25.3 million collateral posted with such counterparties. As of December 31, 2024, we were in a net asset position with our counterparties related to our foreign exchange hedges and had $4.8 million of collateral posted with one counterparty related to our interest rate swap.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
15. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of December 31, 2025 we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. As of both December 31, 2025 and December 31, 2024, we did not have any shares of preferred stock issued and outstanding.
Share Repurchase Program
In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock. In
October 2025, when the amount remaining available for repurchases under the program was $11.6 million, our board of directors approved an amendment to the program to increase the amount available for repurchases under the program, as amended, up to $150.0 million. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with
Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the year ended December 31, 2025, we repurchased 6,010,699 shares of class A common stock at a weighted-
average price per share of $18.20, for a total cost of $109.4 million. During the year ended December 31, 2024, we repurchased 1,646,034 shares of class A common stock at a weighted-average price per share of $17.74, for a total cost of
$29.2 million. As of December 31, 2025, the amount remaining available for repurchases under the program was
$149.6 million.
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

	Year Ended December 31,
Common Stock Outstanding(1)	2025	2024	2023
Beginning balance	173,204,190	173,569,397	172,106,593
Issuance of class A common stock(2)	1,778	5,849	6,587
Repurchase of class A common stock	(6,010,699)	(1,646,034)	—
Issuance of restricted class A common stock, net(3)(4)	1,363,200	1,222,346	1,402,329
Issuance of deferred stock units	40,583	52,632	53,888
Ending balance	168,599,052	173,204,190	173,569,397

(1)Includes 340,029, 412,096 and 359,464 deferred stock units held by members of our board of directors as of
December 31, 2025, 2024, and 2023, respectively.
(2)Represents shares issued under our dividend reinvestment program during the years ended December 31, 2025,
2024, and 2023, respectively.
(3)Includes 33,393, 41,282 and 25,482 shares of restricted class A common stock issued to our board of directors during the years ended December 31, 2025, 2024, and 2023, respectively
(4)Net of 55,294, 102,484, and 15,477 shares of restricted class A common stock forfeited under our stock-based incentive plans during the years ended December 31, 2025, 2024, and 2023, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which an aggregate of 10,000,000 shares of class A common stock are available for sale. Under the dividend reinvestment component of the plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. Such shares may, at our option, be newly issued shares from us, shares purchased by the plan administrator on the open market, or a combination thereof. The direct stock purchase component of the plan allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended
December 31, 2025, 2024 and 2023, we issued 1,778, 5849 and 6,587 shares respectively, of class A common stock under the dividend reinvestment component of the plan. During the year ended December 31, 2025, 2,209 shares of class A common stock were purchased on the open market by the plan administrator under the dividend reinvestment component of the plan. As of December 31, 2025, a total of 9,965,125 shares of class A common stock remained available under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of December 31, 2025, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the years ended
December 31, 2025, 2024 and 2023, we did not issue any shares of our class A common stock under ATM Agreements. As of December 31, 2025, shares of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance and sale under our ATM Agreements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
On December 15, 2025, we declared a dividend of $0.47 per share, or $79.1 million in aggregate, that was paid on  January
15, 2026 to stockholders of record as of December 31, 2025.
The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Dividends declared per share of common stock	$1.88	$2.18	$2.48
Percent taxable as ordinary dividends	100.00%	100.00%	100.00%
Percent taxable as capital gain dividends	—%	—%	—%
	100.00%	100.00%	100.00%

Class A common stock dividends declared	$320,613	$377,837	$427,862
Deferred stock unit dividends declared	643	882	878
Total dividends declared	$321,256	$378,719	$428,740
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Basic and Diluted Earnings
Net income (loss)(1)	$109,569	$(204,088)	$246,555
Weighted-average shares outstanding, basic and diluted(2)	170,961,564	173,782,523	172,672,038
Per share amount, basic and diluted	$0.64	$(1.17)	$1.43

(1)Represents net income (loss) attributable to Blackstone Mortgage Trust, Inc.
(2)For the years ended December 31, 2025, 2024 and 2023, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Refer to Note 13 for further discussion of our convertible notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of December 31, 2025, total accumulated other comprehensive income was $12.1 million, representing $86.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments, offset by $73.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and
$782,000 of unrealized losses related to the changes in the fair value of derivative instruments held by unconsolidated entities. As of December 31, 2024, total accumulated other comprehensive income was $8.3 million, primarily representing
$272.1 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by
$263.9 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily
Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint
Venture. As of December 31, 2025, our Multifamily Joint Venture’s total equity was $36.5 million, of which $31.0 million was owned by us, and $5.5 million was allocated to non-controlling interests. As of December 31, 2024, our Multifamily
Joint Venture’s total equity was $45.9 million, of which $39.0 million was owned by us, and $6.9 million was allocated to non-controlling interests.
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
During the years ended December 31, 2025, 2024, and 2023, we incurred $67.6 million, $74.8 million, and $74.8 million, respectively, of management fees payable to our Manager. During the years ended December 31, 2025 and 2024, we did not incur any incentive fees payable to our Manager. During the year ended December 31, 2023, we incurred $44.2 million of incentive fees payable to our Manager.
As of December 31, 2025 and 2024, we had accrued management fees payable to our Manager of $16.4 million and
$18.5 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Professional services	$16,005	$15,176	$13,269
Operating and other costs	7,913	6,918	7,219
Subtotal(1)	23,918	22,094	20,488
Non-cash compensation expenses
Restricted class A common stock earned	27,554	30,969	29,975
Director stock-based compensation	708	859	680
Subtotal	28,262	31,828	30,655
Total general and administrative expenses	$52,180	$53,922	$51,143

(1)During the years ended December 31, 2025, 2024 and 2023, we recognized an aggregate $266,000, $743,000 and
$1.2 million, respectively, of expenses related to our Multifamily Joint Venture.
17. INCOME TAXES
We have elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2025 and December 31, 2024, we were in compliance with all REIT requirements.
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
During the years ended December 31, 2025, 2024 and 2023, we recorded a current income tax provision of $3.7 million,
$2.4 million, and $5.4 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2025 or
December 31, 2024.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the
Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2025, we had
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of December 31, 2025, tax years 2021 through 2025 remain subject to examination by taxing authorities.
18. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2025, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2025, there were 5,075,887 shares available under our current stock incentive plans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-
average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2023	2,180,181	$24.41
Granted	1,324,830	19.88
Vested	(1,259,768)	25.24
Forfeited	(102,484)	24.18
Balance as of December 31, 2024	2,142,759	$21.13
Granted	1,418,494	19.63
Vested	(1,331,028)	21.22
Forfeited	(55,294)	19.33
Balance as of December 31, 2025	2,174,931	$20.14
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current stock incentive plans. The 2,174,931 shares of restricted class A common stock outstanding as of December 31, 2025 will vest as follows: 1,160,893 shares will vest in 2026; 712,962 shares will vest in
2027; and 301,076 shares will vest in 2028. As of December 31, 2025, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $42.0 million based on the grant date fair value of shares granted.
This cost is expected to be recognized over a weighted-average period of 1.2 years from December 31, 2025.
19. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$10,492	$—	$10,492	$—	$72,454	$—	$72,454
Liabilities
Derivatives	$—	$26,596	$—	$26,596	$—	$5,238	$—	$5,238
This table excludes $111.0 million of investments in unconsolidated entities that are measured at fair value using net asset value as a practical expedient and not classified in the fair value hierarchy as December 31, 2025. No assets were measured at fair value using net asset value as a practical expedient as of December 31, 2024. Refer to Note 5 for further information.
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2
($ in thousands):

	December 31, 2025			December 31, 2024
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$452,526	$452,526	$452,526	$323,483	$323,483	$323,483
Loans receivable, net	17,784,694	18,154,768	17,856,303	18,313,582	19,203,126	18,288,958
Financial liabilities
Secured debt, net	10,117,292	10,125,839	10,029,890	9,696,334	9,705,529	9,590,400
Other secured debt(1)	39,475	39,475	39,475	—	—	—
Securitized debt obligations, net	2,139,719	2,149,496	2,132,667	1,936,956	1,936,967	1,838,089
Asset-specific debt, net	997,746	999,810	996,308	1,224,841	1,228,110	1,218,639
Loan participations sold, net	—	—	—	100,064	100,064	99,822
Secured term loans, net	1,808,000	1,847,726	1,850,327	1,732,073	1,764,437	1,765,668
Senior secured notes, net	784,876	785,316	810,608	771,035	785,316	780,931
Convertible notes, net	264,745	266,157	264,286	263,616	266,157	257,707

(1)Included within other liabilities on our consolidated balance sheets. See Note 6 for further information.
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
20. VARIABLE INTEREST ENTITIES
We have financed a portion of our loans through the CLOs and the European Loan Securitization, all of which are VIEs.
We are the primary beneficiary of, and therefore consolidate, the CLOs and the European Loan Securitization on our
balance sheet as we (i) control the relevant interests of the CLOs and the European Loan Securitization that give us power to direct the activities that most significantly affect the CLOs and the European Loan Securitization, and (ii) have the right to receive benefits and obligation to absorb losses of the CLOs and the European Loan Securitization through the subordinate interests we own.
During the year ended December 31, 2025, we modified three loans that included, among other changes, control over decision making at the respective properties. Similarly, during 2024, we modified two other loans that included, among other changes, an equity interest in and/or control over decision-making at the property. As a result of these modifications, our investments in these loans are VIEs. As of December 31, 2025, we are the primary beneficiary of, and therefore consolidated the assets of these VIEs on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$58,663	$9,145
Loans receivable	2,422,505	2,338,201
Current expected credit loss reserve	(23,609)	(202,400)
Loans receivable, net	2,398,896	2,135,801
Owned real estate, net	603,130	177,322
Other assets	196,840	126,518
Total assets	$3,257,529	$2,448,786
Liabilities
Securitized debt obligations, net	$2,139,719	$1,936,956
Other liabilities	47,645	13,277
Total liabilities	$2,187,364	$1,950,233
Assets held by these VIEs are restricted and can be used only to settle obligations of the VIEs, including the subordinate interests of the securitized debt obligations owned by us. The liabilities of these VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, revenues and expenses; however, it does not affect our stockholders’ equity or net income. We are not obligated to provide, have not provided, and do not intend to provide material financial support to these consolidated VIEs.
21. TRANSACTIONS WITH RELATED PARTIES
Our Manager
We are managed by our Manager pursuant to the Management Agreement. The current term of the Management
Agreement expires on December 19, 2026, and it will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of December 31, 2025 and December 31, 2024, our consolidated balance sheets included $16.4 million and
$18.5 million, respectively, of accrued management fees payable to our Manager. During the year ended December 31,
2025, we paid management fees of $69.7 million to our Manager. During the years ended December 31, 2024 and 2023, we paid aggregate management and incentive fees of $82.6 million and $126.6 million, respectively, to our Manager. In addition, during the years ended December 31, 2025, 2024 and 2023, we incurred expenses of $1.8 million, $1.6 million, and $3.4 million, respectively, that were paid by our Manager and have been or will be reimbursed by us.
As of December 31, 2025, our Manager held 1,345,816 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $27.5 million. These shares vest in installments over three years from the date of issuance. During the years ended December 31, 2025, 2024 and 2023, we recorded non-cash expenses related to shares held by our Manager of $13.6 million, $16.6 million and $14.6 million, respectively. Refer to Note 18 for further details on our restricted class A common stock.
As of December 31, 2025, our Manager, its affiliates (including Blackstone and Blackstone-advised investment vehicles),
Blackstone employees, and our directors held an aggregate 13,486,205 shares, or 8.0%, of our class A common stock, of which 8,916,412 shares, or 5.3%, were held by Blackstone and its subsidiaries. Additionally, our directors held 340,029 of deferred stock units as of December 31, 2025. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock and/or engage in derivatives transactions related to our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Affiliate Services
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles to provide, as applicable, management, corporate support, and transaction support services. The following table details the costs incurred for these services ($ in thousands):

		Year Ended December 31,
	Primary Asset Class	2025	2024	2023
Perform Properties, LLC(1)	Office	$4,167	$796	$—
Brio Real Estate Services, LLC, Brio Real Estate (UK) Ltd., and Brio Real Estate (AUS) Pty Ltd.	n/a	3,970	—	—
BRE Hotels & Resorts, LLC	Hospitality	1,325	—	—
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.	n/a	920	1,270	$658
LendingOne, LLC(2)	Multifamily	439	—	—
LivCor, LLC	Multifamily	397	59	—
Total		$11,218	$2,125	$658

(1)Successor entity to EQ Management, LLC that provides the same services.
(2)Provides loan origination services related to certain of our investments.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
We have engaged other affiliates of our Manager to provide various services. The following table details the costs incurred for these services ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Gryphon Mutual Property Americas IC(1)	$2,526	$320	$—
Blackstone Securities Partners L.P.(2)	459	515	—
Lexington National Land Services(3)	216	67	—
BTIG, LLC(4)	—	124	1
Blackstone internal audit services	—	95	95
Total	$3,201	$1,121	$96

(1)In the first quarter of 2024, in order to provide insurance for our owned real estate assets, we became a member of
Gryphon Mutual Property Americas IC, or Gryphon, a captive insurance company owned by us and other
Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and advisory services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are paid annually and borne by us and the other
Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each party’s respective properties. During the years ended December 31, 2025 and 2024, we paid $1.6 million and $660,000, respectively, to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. Of these amounts, $90,000 and $13,000, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon. The amounts included in the table above reflect the amortization of the insurance expense over the relevant periods of the respective policies.
(2)During the year ended December 31, 2025, Blackstone Securities Partners L.P., or BSP, an affiliate of our Manager, was engaged as a member of the syndicate for our B-6 Term Loan, B-7 Term Loan, and B-8 Term Loan. During the
year ended December 31, 2024, BSP was engaged as a member of the syndicate for our B-5 Term Loan and 2024
Senior Secured Notes. These engagements were on terms equivalent to those of unaffiliated third parties. BSP was not engaged for any such transactions during the year ended December 31, 2023.
(3)Lexington National Land Services, or LNLS, a title agent company owned by Blackstone, acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us, Blackstone and their affiliates and related parties, and third parties. LNLS focuses on transactions in rate-
regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for us, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii)
when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments made by us based on its equity interest in LNLS. In each case, there will be no related expense offset to us.
(4)Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. BTIG has been engaged as a broker for repurchases of our Senior Secured Notes and Convertible Notes. During the year ended
December 31, 2025, there was no repurchase activity. During the year ended December 31, 2024, we repurchased
$30.8 million and $33.8 million of our Senior Secured Notes and Convertible Notes, respectively, utilizing BTIG as a broker. During the year ended December 31, 2023, we repurchased $500,000 of our Senior Secured Notes utilizing
BTIG as a broker. Additionally, we have engaged BTIG as a sales agent to sell shares of our class A common stock under one of our ATM Agreements. During the years ended December 31, 2025, 2024, and 2023, we did not sell any shares under our ATM Agreements. Our engagements of BTIG are on terms equivalent to those of unaffiliated third parties under similar arrangements.
CT Investment Management Co., LLC, or CTIMCO, serves as the special servicer of all of our CLOs, and the Manager serves as the collateral manager and benchmark agent for our FL5 CLO issued in the first quarter of 2025. As of
December 31, 2025, one of our assets was in special servicing under a CLO. CTIMCO and our Manager have waived any fees that would be payable to a third party serving in such roles pursuant to the applicable agreements, and no such fees have been paid or will become payable to CTIMCO or our Manager.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Transactions
During the year ended December 31, 2025, we invested $1.7 billion in ten senior loans and $122.1 million in four mezzanine loans to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
In the fourth quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $63.0 million participation in our $700.0 million B-8 Term Loan. In the third quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $33.0 million participation in our $453.1 million B-7 Term Loan. In the second quarter of 2025, Blackstone-
advised investment vehicles acquired an aggregate $83.9 million participation in our $1.0 billion B-6 Term Loan. In the fourth quarter of 2024, Blackstone-advised investment vehicles acquired (i) an aggregate $62.5 million participation in our
$650.0 million B-5 Term Loan, and (ii) an aggregate $80.0 million of our $450.0 million December 2024 Senior Secured
Notes. All of these transactions were part of broad syndications led by third-party banks, and were on terms equivalent to those of unaffiliated third parties. BSP, an affiliate of our Manager, was engaged as a member of the syndicate for these transactions. Our engagements of BSP are on terms equivalent to those of unaffiliated parties. See “—Affiliate Services”
for further information.
In the first quarter of 2025, as part of a broad syndication led by third-party banks, Blackstone-advised investment vehicles acquired an aggregate $75.0 million of notes in our $1.0 billion FL5 CLO offering. All of these transactions were on terms equivalent to those of unaffiliated third parties.
In the fourth quarter of 2025, we made a $75.0 million capital commitment at the initial closing of a fund managed by
Blackstone Real Estate Debt Strategies, or BREDS, the BREDS-advised private fund, formed to invest in Core+ real estate debt investments in the U.S. and Canada. Blackstone affiliates, including us, do not pay management fees or carried interest with respect to their investments in the BREDS-advised private fund. Our capital commitment represented a minority of the total capital commitments the BREDS-advised private fund had received as of December 31, 2025. As of
December 31, 2025, the BREDS-advised private fund had not called any capital or made any investments. To fund its future investments, the BREDS-advised private fund will draw down on capital commitments made by its investors, including us, on a pro rata basis.
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
We do not consolidate our Bank Loan Portfolio Joint Venture, our Net Lease Joint Venture, or the BREDS-advised private fund as we do not have a controlling financial interest. As of December 31, 2025, the aggregate value of our equity investment in our Bank Loan Portfolio Joint Venture was $111.0 million and our ownership interest was 35%, and the aggregate value of our equity investment in our Net Lease Joint Venture was $106.5 million and our ownership interest was 75%. As of December 31, 2025, we had not made an equity investment in the BREDS-advised private fund. We, these joint ventures, these Blackstone-advised investment vehicles, and other Blackstone affiliates have engaged and may in the future engage in certain investment, financing, derivative and/or hedging arrangements related to these unconsolidated entities.
During the year ended December 31, 2025, three of our senior loans to borrowers controlled by a Blackstone-advised investment vehicle were modified. The terms of these modifications (including maturity extensions and additional commitments, among other changes) were negotiated by our third-party co-lenders. We continue to forgo all non-economic rights under the loans, including voting rights, so long as the Blackstone-advised investment vehicle controls the applicable borrower.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During the year ended December 31, 2025, proceeds from five of our loans were used by the unaffiliated third-party borrowers to repay $899.1 million of performing loans held by Blackstone-advised investment vehicles, and proceeds from financing provided by Blackstone-advised investment vehicles were used by the unaffiliated third-party borrower to repay
$148.8 million of a performing loan of ours. During the year ended December 31, 2024, proceeds from a loan held by a
Blackstone-advised investment vehicle were used by the unaffiliated third-party borrower to repay $98.6 million of a performing loan of ours, and proceeds from the sale of assets to a Blackstone-advised investment vehicle were used by the unaffiliated third-party borrower to repay $59.0 million of a performing loan of ours to the borrower. These transactions were initiated by the applicable unaffiliated third-party borrowers with the transaction terms and pricing on market terms.
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
In 2019 and 2021, we acquired an aggregate participation of €350.0 million in a senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The loan was negotiated by third parties on market terms without our involvement, and our interest in the senior loan was subject to such market terms. In the third quarter of 2024, the borrower completed a refinancing transaction involving new lenders and the existing lenders. We elected to sell €232.0 million of our then-remaining €347.0 million loan position to the new lenders at par and extend the remainder on modified terms. The terms of the modification (which included, among other changes, an extension of the maturity date, and increase in the interest rate, and additional guarantees) were negotiated by our third-party co-lender.
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
22. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of December 31, 2025, we had aggregate unfunded commitments of $1.2 billion across 53 loans receivable, and
$754.8 million of committed or identified financings for those commitments, resulting in net unfunded commitments of
$430.2 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.0 years.
Principal Debt Repayments
Our contractual principal debt repayments as of December 31, 2025 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2026	$1,850,706	$—	$11,531	$—	$—	$1,862,237
2027	3,265,125	413,175	11,531	335,316	266,157	4,291,304
2028	1,574,127	—	11,531	—	—	1,585,658
2029	1,032,526	421,322	445,379	450,000	—	2,349,227
2030	2,367,755	165,313	702,754	—	—	3,235,822
Thereafter	35,600	—	665,000	—	—	700,600
Total obligation	$10,125,839	$999,810	$1,847,726	$785,316	$266,157	$14,024,848

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
(4)Total does not include $2.1 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of December 31, 2025, our seven non-employee directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of December 31, 2025, the other two board members are employees of affiliates of our
Manager who also serve as executive officers and they are not compensated by us for their service as directors. In addition,
(i) the lead independent director receives additional annual cash compensation of $30,000, (ii) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and (iii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
December 31, 2025, we were not involved in any material legal proceedings.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
any separate geography or product line. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.
S-1
Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2025
(in thousands)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates(1)	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest(6)
Senior Mortgage Loans(7)
Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Mixed-Use / Dublin, IE	+ 3.20%	2027	I/O	$—	$957,290	$955,767	$—
Borrower B	Hospitality / Australia	+ 4.75%	2030	P/I	—	882,838	877,908	—
Senior loans less than 3% of the carrying amount of total loans
Senior Mortgage Loans	Multifamily / Diversified	+1.81% – 4.75% Fixed 5.74%	2026 – 2031	I/O & P/I	—	4,327,983	4,312,692	—
Senior Mortgage Loans	Industrial / Diversified	+2.40% – 5.00%	2026 – 2030	I/O & P/I	—	3,815,182	3,793,175	—
Senior Mortgage Loans	Office / Diversified	-1.30% – 4.10% Fixed 4.00% - 6.00%	2026 – 2030	I/O & P/I	—	3,386,482	3,377,816	—
Senior Mortgage Loans	Mixed-Use / Diversified	+2.76% – 4.60%	2026 – 2030	I/O	—	1,818,395	1,810,916	—
Senior Mortgage Loans	Hospitality / Diversified	+2.75% – 4.95%	2025 – 2030	I/O & P/I	—	928,161	927,089	88,039
Senior Mortgage Loans	Self-Storage / Diversified	+3.10% – 3.50%	2026 – 2030	I/O	—	660,229	659,515	—
Senior Mortgage Loans	Retail / Diversified	+2.75% – 3.35%	2026 – 2030	I/O	—	475,229	473,143	—
Senior Mortgage Loan	Other / Diversified, UK	+5.19%	2028	I/O	—	293,805	293,501	—
Senior Mortgage Loans	Life Sciences/ Studio / Diversified	+3.75% Fixed 3.25%	2026 – 2030	I/O	—	227,128	227,105	—
					—	15,932,594	15,874,952	88,039
Total senior mortgage loans					$—	$17,772,722	$17,708,627	$88,039

Subordinate Loans(8)
Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	+2.50% – 9.50% Fixed 10.00%	2026 – 2034	I/O	1,489,264	382,048	360,507	—
Total subordinate loans					$1,489,264	$382,048	$360,507	$88,039
Total loans					$1,489,264	$18,154,768	$18,069,134	$88,039
CECL reserve(8)							(284,440)
Total loans, net							$17,784,694

(1)The interest payment rates are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA,
EURIBOR, CORRA, and other indices, as applicable to each loan. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(2)Maximum maturity date assumes all extension options are exercised.
(3)I/O = interest only, P/I = principal and interest.
(4)Represents only third-party liens.
(5)The tax basis of the loans included above is $18.0 billion as of December 31, 2025.
(6)This loan is risk rated “5” with an asset-specific CECL reserve of $39.0 million.
(7)Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(8)Includes loans in which we have previously originated a whole loan and sold a senior mortgage interest to a third party, resulting in these subordinate interests in mortgages and mezzanine loans.
(9)As of December 31, 2025, we had a total loans receivable CECL reserve of $284.4 million, of which $87.3 million is specifically related to six of our loans receivable with an aggregate amortized cost basis of $174.6 million as of December 31, 2025. Refer to Note
3 for further information on our CECL reserves.
S-2
Blackstone Mortgage Trust, Inc.
Notes to Schedule IV
As of December 31, 2025
(in thousands)
1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles mortgage loans on real estate for the years ended:

	2025	2024	2023
Balance at January 1,	$19,047,518	$23,787,012	$25,017,880
Additions during period:
Loan fundings	5,617,406	1,356,208	1,344,130
Payment-in-kind interest, net of interest received	19,535	16,660	2,865
Amortization of fees and other items	59,421	64,133	78,428
Deductions during period:
Loan repayments, sales, and cost-recovery proceeds	(6,133,361)	(4,751,286)	(2,924,401)
Charge-offs	(556,116)	(384,603)	—
Transfer to owned real estate	(565,110)	(590,937)	—
Transfer to other assets, net	(90,197)	(70,248)	—
Unrealized gain (loss) on foreign currency translation	741,766	(347,728)	286,102
Deferred fees and other items	(71,728)	(31,693)	(17,992)
Balance at December 31,	$18,069,134	$19,047,518	$23,787,012
CECL reserve	(284,440)	(733,936)	(576,936)
Net balance at December 31,	$17,784,694	$18,313,582	$23,210,076