Form 10-Q
period 2026-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2026-04-29
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of April 22, 2026 was 168,683,520

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

PART I.
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$549,153	$452,526
Loans receivable	17,557,936	18,069,134
Current expected credit loss reserve	(291,590)	(284,440)
Loans receivable, net	17,266,346	17,784,694
Owned real estate, net	1,149,085	1,134,975
Investments in unconsolidated entities (includes $101,328 and $111,010 at fair value as of March 31, 2026 and December 31, 2025, respectively)	244,400	217,488
Other assets	420,824	413,263
Total Assets	$19,629,808	$20,002,946
Liabilities and Equity
Secured debt, net	$9,089,438	$10,117,292
Securitized debt obligations, net	2,874,489	2,139,719
Asset-specific debt, net	959,352	997,746
Term loans, net	1,881,392	1,808,000
Senior secured notes, net	782,215	784,876
Convertible notes, net	265,028	264,745
Other liabilities	359,842	386,178
Total Liabilities	16,211,756	16,498,556
Commitments and contingencies (Note 21)
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 168,683,520 and 168,259,023 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,687	1,683
Additional paid-in capital	5,436,583	5,430,542
Accumulated other comprehensive income	7,857	12,113
Accumulated deficit	(2,031,167)	(1,945,428)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,414,960	3,498,910
Non-controlling interests	3,092	5,480
Total Equity	3,418,052	3,504,390
Total Liabilities and Equity	$19,629,808	$20,002,946

Note: The consolidated balance sheets as of March 31, 2026 and December 31, 2025 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated
VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of March 31, 2026 and December 31,
2025, assets of the consolidated VIEs totaled $4.1 billion and $3.3 billion, respectively, and liabilities of the consolidated
VIEs totaled $2.9 billion and $2.2 billion, respectively. Refer to Note 19 for further discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Income from loans and other investments
Interest and related income	$305,557	$332,057
Less: Interest and related expenses	220,736	242,233
Income from loans and other investments, net	84,821	89,824
Revenue from owned real estate	74,594	37,033
Total net revenue	159,415	126,857
Expenses
Management and incentive fees	14,813	17,235
General and administrative expenses	13,981	12,664
Expenses from owned real estate	81,975	46,302
Total expenses	110,769	76,201
Increase in current expected credit loss reserve	(55,055)	(49,505)
Income (loss) from unconsolidated entities	1,383	(874)
Net loss on disposition of owned real estate	(160)	—
Other income, net	4	90
(Loss) income before income taxes	(5,182)	367
Income tax provision	1,158	718
Net loss	(6,340)	(351)
Net loss (income) attributable to non-controlling interests	43	(6)
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(6,297)	$(357)
Net loss per share of common stock, basic and diluted	$(0.04)	$(0.00)
Weighted-average shares of common stock outstanding, basic and diluted	169,078,373	172,004,888
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,340)	$(351)
Other comprehensive (loss) income
Unrealized (loss) gain on foreign currency translation	(28,400)	60,901
Realized and unrealized gain (loss) on derivative financial instruments	24,471	(60,394)
Unrealized loss on derivative financial instruments from unconsolidated entities	(327)	(184)
Other comprehensive (loss) income	(4,256)	323
Comprehensive loss	(10,596)	(28)
Comprehensive loss (income) attributable to non-controlling interests	43	(6)
Comprehensive loss attributable to Blackstone Mortgage Trust, Inc.	$(10,553)	$(34)
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	$1,683	$5,430,542	$12,113	$(1,945,428)	$3,498,910	$5,480	$3,504,390
Repurchases of class A common stock	(1)	(801)	—	—	(802)	—	(802)
Restricted class A common stock earned	5	6,484	—	—	6,489	—	6,489
Dividends reinvested	—	160	—	—	160	—	160
Deferred directors’ compensation	—	198	—	—	198		198
Net loss	—	—	—	(6,297)	(6,297)	(43)	(6,340)
Other comprehensive loss	—	—	(4,256)	—	(4,256)	—	(4,256)
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(79,442)	(79,442)	—	(79,442)
Distributions to non-controlling interests	—	—	—	—	—	(2,345)	(2,345)
Balance at March 31, 2026	$1,687	$5,436,583	$7,857	$(2,031,167)	$3,414,960	$3,092	$3,418,052

Balance at December 31, 2024	$1,728	$5,511,053	$8,268	$(1,733,741)	$3,787,308	$6,881	$3,794,189
Shares of class A common stock issued, net	1	(1)	—	—	—	—	—
Repurchases of class A common stock	(18)	(31,629)	—	—	(31,647)	—	(31,647)
Restricted class A common stock earned	5	6,787	—	—	6,792	—	6,792
Dividends reinvested	—	213	—	—	213	—	213
Deferred directors’ compensation	—	173	—	—	173	—	173
Net (loss) income	—	—	—	(357)	(357)	6	(351)
Other comprehensive income	—	—	323	—	323	—	323
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(80,837)	(80,837)	—	(80,837)
Distributions to non-controlling interests	—	—	—	—	—	(137)	(137)
Balance at March 31, 2025	$1,716	$5,486,596	$8,591	$(1,814,935)	$3,681,968	$6,750	$3,688,718

  See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(6,340)	$(351)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash compensation expense	6,687	6,965
Amortization of deferred fees on loans	(15,430)	(10,622)
Amortization of deferred financing costs and premiums/discounts on debt obligations	9,087	9,345
Payment-in-kind interest, net of interest received	(5,106)	(3,570)
Increase in current expected credit loss reserve	55,055	49,505
Straight-line rental income	(1,775)	901
Depreciation and amortization of owned real estate	20,885	16,279
Net loss on disposition of owned real estate	160	—
(Income) loss from unconsolidated entities	(1,383)	874
Distributions of earnings from unconsolidated entities	12,291	—
Unrealized loss on derivative financial instruments, net	3,520	2,526
Realized gain on derivative financial instruments, net	(7,481)	(5,480)
Changes in assets and liabilities, net
Other assets	99,013	36,987
Other liabilities	544	(2,843)
Net cash provided by operating activities	169,727	100,516
Cash flows from investing activities
Principal fundings of loans receivable	(290,826)	(1,677,727)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	599,251	1,940,914
Origination and other fees received on loans receivable	12,235	11,965
Investment in debt securities	(66,650)	—
Payments under derivative financial instruments	(25,866)	(13,384)
Receipts under derivative financial instruments	7,903	93,882
Collateral deposited under derivative agreements	(89,090)	(135,670)
Return of collateral deposited under derivative agreements	107,400	70,840
Investment in unconsolidated entities	(58,893)	(25,626)
Return of capital from unconsolidated entities	20,746	—
Proceeds from disposition of owned real estate	15,148	—
Capital expenditures on owned real estate	(10,532)	(4,255)
Net cash provided by investing activities	220,826	260,939
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities
Borrowings under secured debt	$210,868	$1,029,960
Repayments under secured debt	(1,187,050)	(905,532)
Proceeds from issuance of securitized debt obligations	880,000	831,250
Repayments of securitized debt obligations	(133,608)	(102,782)
Borrowings under asset-specific debt	11,521	203,941
Repayments under asset-specific debt	(48,000)	(936,274)
Net proceeds from term loan borrowings	72,117	—
Repayments and repurchases of term loans	—	(3,690)
Payment of deferred financing costs	(16,476)	(22,017)
Distributions to non-controlling interests	(2,345)	(137)
Dividends paid on class A common stock	(79,082)	(81,214)
Repurchases of class A common stock	(802)	(31,647)
Net cash used in financing activities	(292,857)	(18,142)
Net increase in cash and cash equivalents	97,696	343,313
Cash and cash equivalents at beginning of period	452,526	323,483
Effects of currency translation on cash and cash equivalents	(1,069)	1,767
Cash and cash equivalents at end of period	$549,153	$668,563
Supplemental disclosure of cash flows information
Payments of interest	$(206,004)	$(245,428)
Payments of income taxes	$(1,885)	$(782)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(79,281)	$(80,644)
Loan principal payments held by servicer, net	$6,628	$577
Transfer of senior loans to owned real estate	$30,355	$34,721
Assumption of other assets and liabilities related to owned real estate	$10,727	$10,323
Accrued capital expenditures on owned real estate	$356	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. We believe we have made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing our consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP, and include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made in the presentation of the prior period statements of operations to combine other income and other expenses to conform to the current period presentation.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
In 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, which we refer to as our Net Lease Joint Venture. Our aggregate ownership interest in our Net Lease Joint
Venture was 75% as of March 31, 2026. We do not consolidate our Net Lease Joint Venture as we do not have a controlling financial interest. Our investment in our Net Lease Joint Venture is accounted for under the equity method, and is recorded in investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of income
(loss) is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
In 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, which we refer to as our Bank Loan Portfolio Joint Venture. During 2025, our Bank Loan
Portfolio Joint Venture acquired two portfolios of performing commercial mortgage loans. Our aggregate ownership interest in our Bank Loan Portfolio Joint Venture was 35% as of March 31, 2026. We do not consolidate our Bank Loan
Portfolio Joint Venture as we do not have a controlling financial interest. Our investment in our Bank Loan Portfolio Joint
Venture is accounted for using the FVO, and is recorded as an investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of any unrealized gains and losses is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
We evaluate the collectability of receivables related to rental revenue on an individual lease basis and exercise judgment in assessing collectability considering the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors.
Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both March 31, 2026 and December 31, 2025, we had no restricted cash on our consolidated balance sheets.
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
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28, 2026. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this
CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2026.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
As of March 31, 2026 and December 31, 2025, we had 13 and 12 owned real estate assets, respectively, that were all classified as held for investment.
Agency Multifamily Lending Partnership
In 2024, we entered into an agreement with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae DUS and Freddie Mac
Optigo lending platforms, or our Agency Multifamily Lending Partnership. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program.
Revenue Recognition
For loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs, we recognize our allocable portion of origination, servicing, and other fees in other income when we have satisfied our performance obligations in accordance with the “Revenue from Contracts with Customers” Topic of the FASB, or ASC 606. Our performance obligations are generally satisfied when the loan is referred by us to MTRCC and subsequently originated and sold under the Fannie Mae and Freddie Mac programs. A portion of the fees recognized, such as servicing fees, are variable and are reevaluated for collectibility on a recurring basis.
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
In addition, we will recognize a liability for these loss-sharing obligations. This liability will be initially recognized at fair value with a corresponding expense at inception, and it will subsequently be amortized on a straight-line basis over the life of the loss-sharing obligation. This liability is included within other liabilities in our consolidated balance sheets. As of
March 31, 2026, our maximum loss-sharing obligation associated with the loans referred by us to MTRCC under the
Fannie Mae program was $5.5 million, and we have recorded related liabilities of $32 thousand. There have been no losses incurred as a result of the loss-sharing obligations.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
Debt Securities
We have elected the FVO for our debt securities, which are included in other assets on our consolidated balance sheets.
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
As of March 31, 2026, we had an aggregate $84.9 million asset-specific CECL reserve related to seven of our loans receivable with an aggregate amortized cost basis of $372.2 million, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of March 31, 2026. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs employed include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 4.9% to 8.0%, and the unlevered discount rate assumption, which ranged from 8.0% to 15.0%.
During the three months ended March 31, 2026, we acquired legal title to one owned real estate asset through a foreclosure transaction. At the time of acquisition, we determined the fair value of the real estate asset based on a variety of inputs, as applicable, including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. The owned real estate asset was measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs employed include (i) the exit capitalization rate assumption used to forecast the future sale price of the asset, which was 6.5%, and (ii) the unlevered discount rate assumption, which was 11.0%. Refer to Notes 4 and 18 for further information.

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
•Secured debt, net and other secured debt: The fair value of these instruments was estimated based on the rate at which a similar credit facility would currently be priced. Other secured debt is included in other liabilities in our consolidated balance sheets.
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
We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 16 for further information.
Stock-Based Compensation
Our stock-based compensation consists of awards issued to our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors that vest over the life of the awards, as well as deferred stock units issued to certain members of our board of directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 17 for further information.

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
Diluted earnings per share, or Diluted EPS, is determined using the if-converted method, and is based on (i) the net earnings, adjusted for interest expense incurred on our convertible notes during the relevant period, net of incentive fees, allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by (ii)
the weighted-average number of shares of our class A common stock, including restricted class A common stock, deferred stock units, and shares of class A common stock issuable under our convertible notes. Refer to Note 14 for further discussion of earnings per share.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets,” which amends the guidance in ASC 326, Financial Instruments—
Credit Losses. This update provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendment notes that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, and early adoption is permitted. The adoption of ASU 2025-05 in 2026 did not have a material impact on our consolidated financial statements. We recognize revenue under ASC 606 pursuant to our Agency
Multifamily Lending Partnership and income from our hospitality owned real estate assets.
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
In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced
Conversions of Convertible Debt Instruments,” or ASU 2024-04. ASU 2024-04 clarifies the accounting treatment for settlement of a convertible debt instrument as an induced conversion. ASU 2024-04 is effective on a prospective basis, with the option for retrospective application, for fiscal years beginning after December 15, 2025. The adoption of ASU
2024-04 in 2026 did not have a material impact on our consolidated financial statements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2026	December 31, 2025
Number of loans	130	131
Principal balance	$17,639,430	$18,154,768
Net book value	$17,266,346	$17,784,694
Unfunded loan commitments(1)	$1,168,941	$1,185,004
Weighted-average cash coupon(2)	+ 3.23%	+ 3.19%
Weighted-average all-in yield(2)	+ 3.46%	+ 3.39%
Weighted-average maximum maturity (years)(3)	2.4	2.5

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices, as applicable to each loan. As of
March 31, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
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
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of
March 31, 2026, 41% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 59% were open to repayment by the borrower without penalty. As of December 31, 2025, 40% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 60% were open to repayment by the borrower without penalty.
The following table details the index rate floors for our loans receivable portfolio as of March 31, 2026 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$397,337	$134,916	$532,253
0.00% or no floor(2)	731,463	4,614,027	5,345,490
0.01% to 1.00% floor	1,636,260	1,152,196	2,788,456
1.01% to 2.00% floor	929,990	1,711,218	2,641,208
2.01% to 3.00% floor	4,764,518	364,885	5,129,403
3.01% or more floor	951,506	251,114	1,202,620
Total(3)	$9,411,074	$8,228,356	$17,639,430

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of March 31, 2026, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.40%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was
2.06%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2025	$18,154,768	$(85,634)	$18,069,134
Loan fundings	290,826	—	290,826
Loan repayments, sales, and cost-recovery proceeds	(630,933)	(859)	(631,792)
Charge-offs	(46,957)	506	(46,451)
Transfer to owned real estate	(30,355)	—	(30,355)
Transfer to other assets, net(2)	(10,727)	—	(10,727)
Payment-in-kind interest, net of interest received	5,106	—	5,106
Unrealized (loss) gain on foreign currency translation	(92,298)	72	(92,226)
Deferred fees and other items	—	(11,009)	(11,009)
Amortization of fees and other items	—	15,430	15,430
Loans Receivable, as of March 31, 2026	$17,639,430	$(81,494)	$17,557,936
CECL reserve			(291,590)
Loans Receivable, net, as of March 31, 2026			$17,266,346

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(2)This amount relates to intangible and other assets recorded in connection with a loan that was transferred to owned real estate, net of any liabilities recorded upon acquisition. See Note 6 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The tables below detail the property type and geographic distribution of the properties securing the loans in our loans receivable portfolio ($ in thousands):

March 31, 2026
Property Type	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Multifamily	46	$4,468,743	$4,288,075	26%
Office	34	4,557,654	4,220,106	26
Industrial	22	4,454,201	4,157,570	25
Hospitality	10	1,736,982	1,659,965	10
Retail	7	687,182	606,901	4
Self-storage	3	650,571	485,715	3
Life Sciences / Studio	4	284,571	267,040	2
Other	4	718,032	681,112	4
Total loans receivable	130	$17,557,936	$16,366,484	100%
CECL reserve		(291,590)
Loans receivable, net		$17,266,346

Geographic Location	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	44	$4,508,223	$3,722,978	23%
West	23	1,840,712	1,776,895	11
Northeast	17	1,858,340	1,759,244	11
Midwest	6	625,821	612,984	4
Northwest	3	461,906	458,229	3
Subtotal	93	9,295,002	8,330,330	52
International
United Kingdom	19	3,531,479	3,520,741	21
Australia	4	1,157,051	1,161,942	7
Ireland	3	1,125,056	1,118,110	7
Spain	1	553,729	508,040	3
Sweden	1	488,587	487,427	3
Canada	1	449,123	284,674	2
Other Europe	7	896,738	894,462	5
Other International	1	61,171	60,758	—
Subtotal	37	8,262,934	8,036,154	48
Total loans receivable	130	$17,557,936	$16,366,484	100%
CECL reserve		(291,590)
Loans receivable, net		$17,266,346

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2026, which is our principal balance net of (i) $961.1 million of asset-specific debt, (ii) $20.3 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of $291.6 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

December 31, 2025
Property Type	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Office	37	$4,879,422	$4,556,980	27%
Multifamily	46	4,457,767	4,305,534	26
Industrial	21	4,458,487	4,114,141	24
Hospitality	12	1,940,693	1,827,133	11
Retail	6	674,612	596,204	3
Self-storage	3	659,515	492,376	3
Life Sciences/Studio	4	284,079	277,373	2
Other	2	714,559	676,293	4
Total loans receivable	131	$18,069,134	$16,846,034	100%
CECL reserve		(284,440)
Loans receivable, net		$17,784,694

Geographic Location	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	45	$4,715,039	$3,918,928	23%
West	23	1,963,032	1,872,531	11
Northeast	17	1,893,877	1,800,387	11
Midwest	6	619,726	609,433	4
Northwest	3	457,215	454,507	3
Subtotal	94	9,648,889	8,655,786	52
International
United Kingdom	19	3,595,424	3,582,983	21
Ireland	3	1,141,770	1,135,749	7
Australia	4	1,104,765	1,110,648	7
Spain	2	684,109	638,112	4
Sweden	1	502,124	500,917	3
Canada	1	455,407	288,504	2
Other Europe	6	875,579	872,527	4
Other International	1	61,067	60,808	—
Subtotal	37	8,420,245	8,190,248	48
Total loans receivable	131	$18,069,134	$16,846,034	100%
CECL reserve		(284,440)
Loans receivable, net		$17,784,694

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
The following tables allocate the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2026
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	2	$114,420	$114,095
2	20	2,948,977	2,778,681
3	84	11,478,398	10,646,589
4	17	2,643,985	2,541,297
5	7	372,156	285,822
Total loans receivable	130	$17,557,936	$16,366,484
CECL reserve		(291,590)
Loans receivable, net		$17,266,346

	December 31, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	3	$303,971	$302,564
2	20	2,875,870	2,704,222
3	85	11,907,947	11,045,913
4	17	2,806,758	2,705,706
5	6	174,588	87,629
Total loans receivable	131	$18,069,134	$16,846,034
CECL reserve		(284,440)
Loans receivable, net		$17,784,694

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2026, which is our principal balance net of (i) $961.1 million of asset-specific debt, (ii) $20.3 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of $291.6 million. Our net loan exposure as of
December 31, 2025 is our principal balance net of (i) $999.8 million of asset-specific debt, (ii) $24.5 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $284.4 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0, based on net loan exposure, as of both March 31, 2026 and
December 31, 2025.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three months ended March 31, 2026 and 2025 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2025	$101,180	$45,470	$50,465	$87,325	$284,440
Increase (decrease) in CECL reserves	15,673	(6,305)	182	44,051	53,601
Charge-offs of CECL reserves	—	—	—	(46,451)	(46,451)
CECL reserves as of March 31, 2026	$116,853	$39,165	$50,647	$84,925	$291,590

CECL reserves as of December 31, 2024	$80,057	$26,141	$47,087	$580,651	$733,936
Increase in CECL reserves	17,604	13,796	1,477	16,552	49,429
Charge-offs of CECL reserves	—	—	—	(41,824)	(41,824)
CECL reserves as of March 31, 2025	$97,661	$39,937	$48,564	$555,379	$741,541

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the three months ended March 31, 2026, we recorded a net increase of $7.2 million in the CECL reserves against our loans receivable portfolio, primarily driven by a $9.6 million increase in our general CECL reserve partially offset by a
$2.4 million decrease in our asset-specific CECL reserve, bringing our total loans receivable CECL reserves to
$291.6 million as of March 31, 2026. The increase in our general CECL reserve was primarily driven by new loan originations. The decrease in our asset-specific reserve was driven by charge-offs of $46.5 million primarily related to the resolution of one previously impaired loan as a result of our acquisition of title through a foreclosure of a hospitality collateral property located in San Francisco, CA, which is now included on our consolidated balance sheet as an owned real estate asset. This was largely offset by additions to our asset-specific CECL reserve related to two additional loans with a total amortized cost basis of $284.8 million that were impaired during the three months ended March 31, 2026. The income accrual was suspended on the two newly impaired loans, as the recovery of income and principal was doubtful. During the three months ended March 31, 2026, we recorded $1.4 million of interest income on these loans.
As of March 31, 2026, we had an aggregate $84.9 million asset-specific CECL reserve related to seven of our loans receivable, with a total amortized cost basis of $372.2 million, net of cost-recovery proceeds. Impairments are each determined individually as a result of changes in the specific credit quality factors for each such loan. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This asset-specific CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying collateral as of March 31, 2026.
No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended March 31, 2026, we received an aggregate $0.5 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of March 31, 2026, two of our performing loans with an aggregate amortized cost basis of $156.7 million were in default. With respect to one of these loans, the default was a technical default as a result of the non-payment of an extension fee, the loan was not past its maturity date and was current on its interest payments. The other loan was in payment default and was less than 90 days past due on its interest payment. Both of these loans had a risk rating of “4.” All other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of March 31, 2026 and December 31, 2025, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of March 31, 2026
Risk Rating	2026	2025	2024	2023	2022	Prior	Total
U.S. loans
1	$—	$60,519	$—	$—	$—	$53,901	$114,420
2	—	84,921	61,171	—	164,646	580,595	891,333
3	180,912	1,884,547	275,807	—	1,623,740	2,240,857	6,205,863
4	—	—	—	—	190,268	1,595,708	1,785,976
5	—	—	—	—	—	—	—
Total U.S. loans	$180,912	$2,029,987	$336,978	$—	$1,978,654	$4,471,061	$8,997,592
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	716,767	—	—	469,429	871,448	2,057,644
3	32,982	2,377,080	—	—	—	1,664,166	4,074,228
4	—	—	—	—	—	360,357	360,357
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$32,982	$3,093,847	$—	$—	$469,429	$2,895,971	$6,492,229
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	908,375	289,932	1,198,307
4	—	—	—	—	—	497,652	497,652
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$—	$—	$908,375	$787,584	$1,695,959
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	—	179,285	192,871	372,156
Total impaired loans	$—	$—	$—	$—	$179,285	$192,871	$372,156
Total loans receivable
1	$—	$60,519	$—	$—	$—	$53,901	$114,420
2	—	801,688	61,171	—	634,075	1,452,043	2,948,977
3	213,894	4,261,627	275,807	—	2,532,115	4,194,955	11,478,398
4	—	—	—	—	190,268	2,453,717	2,643,985
5	—	—	—	—	179,285	192,871	372,156
Total loans receivable	$213,894	$5,123,834	$336,978	$—	$3,535,743	$8,347,487	$17,557,936
CECL reserve							(291,590)
Loans receivable, net							$17,266,346

Gross charge-offs(2)	—	—	—	—	—	(46,451)	$(46,451)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the three months ended March 31, 2026.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of December 31, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
U.S. loans
1	$—	$—	$—	$151,674	$98,329	$53,968	$303,971
2	140,513	61,068	—	105,447	611,866	170,012	1,088,906
3	1,870,372	274,866	—	1,714,538	1,928,118	456,963	6,244,857
4	—	—	—	367,804	582,317	961,346	1,911,467
5	—	—	—	—	—	—	—
Total U.S. loans	$2,010,885	$335,934	$—	$2,339,463	$3,220,630	$1,642,289	$9,549,201
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	652,289	—	—	480,619	654,056	—	1,786,964
3	2,465,305	—	—	—	941,669	1,084,707	4,491,681
4	—	—	—	—	—	366,658	366,658
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$3,117,594	$—	$—	$480,619	$1,595,725	$1,451,365	$6,645,303
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	877,908	—	293,501	1,171,409
4	—	—	—	—	—	528,633	528,633
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$—	$877,908	$—	$822,134	$1,700,042
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	—	31,700	142,888	174,588
Total impaired loans	$—	$—	$—	$—	$31,700	$142,888	$174,588
Total loans receivable
1	$—	$—	$—	$151,674	$98,329	$53,968	$303,971
2	792,802	61,068	—	586,066	1,265,922	170,012	2,875,870
3	4,335,677	$274,866	—	2,592,446	2,869,787	1,835,171	11,907,947
4	—	—	—	367,804	582,317	1,856,637	2,806,758
5	—	—	—	—	31,700	142,888	174,588
Total loans receivable	$5,128,479	$335,934	$—	$3,697,990	$4,848,055	$4,058,676	$18,069,134
CECL reserve							(284,440)
Loans receivable, net							$17,784,694

Gross charge-offs(2)	—	—	—	(54,404)	(214,796)	(286,916)	$(556,116)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the year ended December 31, 2025.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Loan Modifications Pursuant to ASC 326
During the twelve months ended March 31, 2026, we entered into four loan modifications that require disclosure pursuant to ASC 326. Three of these loans were collateralized by office assets and one was collateralized by a life sciences/studio asset.
One of the loan modifications included a term extension combined with an other-than-insignificant payment delay. This loan modification had a term extension of 3.8 years, the loan was bifurcated into a separate senior loan and subordinate loan, and the borrower paid a $1.7 million fee upon closing of the modification. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the subordinate loan that is paying interest in-kind. As of
March 31, 2026, the amortized cost basis of this loan was $242.3 million, or 1.4% of our aggregate loans receivable portfolio, with no unfunded commitments. This loan was in compliance with its modified contractual terms as of March 31,
2026.
The other three loan modifications included term extensions combined with other-than-insignificant payment delays and interest rate reductions. The first loan modification included a term extension of one year, the interest rate on the senior loan decreased by 2.43%, the borrower repaid $25.0 million upon closing of the modification, and the loan was bifurcated into a separate senior loan and subordinate loan. The senior loan is paying interest partially current, and partially in-kind, while the subordinate loan is paying interest in-kind. We are accruing all of the interest on the senior loan and deferring interest on the subordinate loan. The second loan modification included a term extension of 4.3 years, the interest rate decreased by 3.56%, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing all of the interest on the senior loan that is paying current, and deferring interest on the subordinate loan, which is paid-in-kind.
The third loan modification included a term extension of 4.3 years, the interest rate decreased by 4.19%, the borrower repaid $12.7 million upon closing of the modification, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing all of the interest on the senior loan that is paying current and deferring interest on the subordinate loan, which is paid-in-kind. As of March 31, 2026, the aggregate amortized cost basis of these loans was
$386.1 million, or 2.2% of our aggregate loans receivable portfolio, with an aggregate $67.7 million of unfunded commitments. These loans were in compliance with their modified contractual terms as of March 31, 2026.
All four of these loans had a risk rating of “5” at the time of modification. In aggregate, these modifications resulted in the bifurcation of all four loans into separate senior and subordinate loans, or eight loans in aggregate. As of March 31, 2026, three of the newly bifurcated senior loans had a risk rating of “4,” and one had a risk rating of “3.” The four newly bifurcated subordinate loans all had a risk rating of “5,” as collection of amounts due under the loan terms was doubtful.
Loans with a risk rating of “3” and “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” are evaluated individually for an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of March 31, 2026, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
4. OWNED REAL ESTATE, NET
As of March 31, 2026 and December 31, 2025, we had 13 and 12 owned real estate assets, respectively. During the three months ended March 31, 2026, we acquired one owned real estate asset through a foreclosure transaction with an acquisition price of $41.1 million. We allocated $22.8 million to land and land improvements, $7.6 million to building and building improvements, and $10.7 million to other components of the purchase price, including cash held in reserves at the time of acquisition. There were no acquired intangible assets. We charged off $46.8 million of CECL reserves relating to the loan that had previously been secured by this asset, as the loan’s carrying value of $87.9 million at the time of the foreclosure exceeded the acquisition date fair value noted above. See Note 2 for further discussion of owned real estate assets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Acquisitions
The acquisition of one owned real estate asset during the three months ended March 31, 2026 was accounted for as an asset acquisition under ASC 805, and we recognized this property as an owned real estate asset held for investment. The following table presents the owned real estate asset that was acquired during the three months ended March 31, 2026 ($ in thousands):

Acquisition Date	Location	Property Type	Acquisition Date Fair Value
March 2026	San Francisco, CA	Hospitality	$41,082
			$41,082
Dispositions
During the three months ended March 31, 2026, we completed a partial sale of one owned real estate asset, a multifamily property located in San Antonio, TX. The carrying value of the asset at the time of disposition was $15.3 million, and we received net cash proceeds of $15.1 million, resulting in a net loss of $0.2 million, which is included in net loss on disposition of owned real estate on our consolidated statements of operations.
The following table presents the assets and liabilities related to owned real estate held for investment included in our consolidated balance sheets ($ in thousands):

	March 31, 2026	December 31, 2025
Assets
Building and building improvements	$714,162	$708,097
Land and land improvements	478,920	461,585
Total	$1,193,082	$1,169,682
Less: accumulated depreciation	(43,997)	(34,707)
Owned real estate, net	$1,149,085	$1,134,975

Intangible real estate assets	$158,296	$161,690
Less: accumulated amortization	(52,117)	(44,601)
Intangible real estate assets, net(1)	$106,179	$117,089

Liabilities
Intangible real estate liabilities	$3,985	$3,985
Less: accumulated amortization	(844)	(570)
Intangible real estate liabilities, net(2)	$3,141	$3,415

(1)Included within other assets on our consolidated balance sheets. Refer to Note 6 for further information.
(2)Included within other liabilities on our consolidated balance sheets. Refer to Note 6 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Revenue and expenses from owned real estate consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Rental revenue	$24,174	$14,334
Hospitality revenue	44,461	17,036
Other operating revenue	5,959	5,663
Revenue from owned real estate	$74,594	$37,033

Operating expense	$61,090	$30,089
Depreciation and amortization expense	20,885	16,213
Total expenses from owned real estate	$81,975	$46,302

Loss from owned real estate	$(7,381)	$(9,269)
The following table presents the undiscounted future minimum rents we expect to receive for our office properties as of
March 31, 2026. Leases at our multifamily assets are short term, generally 12 months or less, and are therefore not included
($ in thousands):

Future Minimum Rents
2026 (remaining)	$62,785
2027	74,967
2028	65,762
2029	50,088
2030	42,852
Thereafter	130,843
Total	$427,297
The following table presents the estimated future amortization of lease intangibles for each of the next five years and thereafter as March 31, 2026 ($ in thousands):

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2026 (remaining)	$20,758	$4,544	$(675)
2027	18,386	4,244	(758)
2028	13,136	3,409	(637)
2029	10,005	2,517	(512)
2030	7,390	2,163	(302)
Thereafter	14,526	5,101	(257)
Total	$84,201	$21,978	$(3,141)

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of March 31, 2026, we hold certain investments in unconsolidated entities that are accounted for under the equity method of accounting or the FVO, as our ownership interest in each entity does not meet the requirements for consolidation. Refer to Note 2 for further details.
The following tables detail our investments in unconsolidated entities ($ in thousands):

	March 31, 2026
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture	260(1)	75%	$143,072
Total unconsolidated entities carried at historical cost	260		143,072
Unconsolidated entities carried at fair value
Bank Loan Portfolio Joint Venture	508(2)	35%(3)	101,328
Total unconsolidated entities carried at fair value	508		101,328
Total	768		$244,400

	December 31, 2025
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture	178(1)	75%	$106,478
Total unconsolidated entities carried at historical cost	178		106,478
Unconsolidated entities carried at fair value:
Bank Loan Portfolio Joint Venture	533(2)	35%(3)	111,010
Total unconsolidated entities carried at fair value:	533		111,010
Total	711		$217,488

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables detail the activity related to our investments in unconsolidated entities during the three months ended
March 31, 2026 and 2025 ($ in thousands):

Investments in Unconsolidated Entities	December 31, 2025	Contributions	Distributions	Income From Unconsolidated Entities(1)	Accumulated Other Comprehensive Loss	March 31, 2026
Net Lease Joint Venture	$106,478	$58,893	$(22,413)	$441	$(327)	$143,072
Bank Loan Portfolio Joint Venture	111,010	—	(10,624)	942	—	101,328
Total	$217,488	$58,893	$(33,037)	$1,383	$(327)	$244,400

Investments in Unconsolidated Entities	December 31, 2024	Contributions	Distributions	Loss From Unconsolidated Entities(1)	Accumulated Other Comprehensive Income	March 31, 2025
Net Lease Joint Venture	$4,452	$25,626	$—	$(874)	$(184)	$29,020
Total	$4,452	$25,626	$—	$(874)	$(184)	$29,020

(1)Includes our share of non-cash items such as (i) depreciation and amortization, and (ii) unrealized gains recorded by unconsolidated entities.
Our Net Lease Joint Venture and Bank Loan Portfolio Joint Venture have each entered into and may continue to enter into derivative agreements where we would be required to make payment for periodic or final settlement of derivative contracts if either our Net Lease Joint Venture or Bank Loan Portfolio Joint Venture, as applicable, is unable to fulfill its respective obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
6. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	March 31, 2026	December 31, 2025
Accrued interest receivable	$137,013	$132,975
Real estate intangible assets, net	106,179	117,089
Debt securities, at fair value(1)	66,135	—
Other real estate assets	52,040	42,153
Derivative assets	35,993	10,492
Accounts receivable and other assets(2)	7,027	56,848
Collateral deposited under derivative agreements	6,990	25,300
Loan portfolio payments held by servicer(3)	6,833	27,374
Prepaid expenses	2,614	1,032
Total	$420,824	$413,263

(1)Represents an investment in a significant risk transfer, or SRT, transaction with a UK financial institution structured as a credit-linked note, or the UK Bank Loan Portfolio SRT. The investment constitutes the first-loss tranche of a reference portfolio comprising a diversified, granular portfolio of low-leverage commercial real estate loans held by the UK financial institution. The SRT investment earns a floating-rate cash coupon of SONIA + 7.00%, which is recognized in interest and related income in our consolidated statements of operations. The investment is recorded at fair value, with changes in fair value recognized in other income, net in our consolidated statements of operations.
As of March 31, 2026, no realized credit losses have been incurred with respect to the underlying reference loan portfolio.
(2)Includes $2.6 million and $55.5 million as of March 31, 2026 and December 31, 2025, respectively, of cash collateral held by our CLOs that was subsequently remitted by the trustee to repay a portion of the outstanding senior CLO securities, or that was subsequently reinvested by purchasing additional collateral into our CLOs.
(3)Primarily represents loan principal repayments held by our third-party loan servicers as of the balance sheet date that were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	March 31, 2026	December 31, 2025
Other real estate liabilities	$124,838	$127,703
Accrued dividends payable	79,281	79,081
Accrued interest payable	63,635	58,871
Other secured debt(1)	38,825	39,475
Accrued management fees payable	14,813	16,434
Accounts payable and other liabilities	13,540	14,653
Current expected credit loss reserves for unfunded loan commitments(2)	13,071	11,617
Derivative liabilities	8,997	26,596
Debt repayments pending servicer remittance(3)	2,842	11,748
Total	$359,842	$386,178

(1)Represents financing on our retained investment in the European Loan Securitization. Refer to Note 8 for further information.
(2)Represents the CECL reserve related to our unfunded loan commitments.
(3)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties or
CLO trustees during the subsequent remittance cycle.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of March 31, 2026, we had aggregate unfunded commitments of $1.2 billion related to 52 loans. The expected credit losses over the contractual period of our loans are impacted by our obligations to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 21 for further discussion of our unfunded loan commitments. During the three months ended
March 31, 2026, we recorded an increase in the CECL reserves related to our unfunded loan commitments of $1.5 million, bringing our total unfunded loan commitments CECL reserve to $13.1 million as of March 31, 2026. During the three months ended March 31, 2025, we recorded an increase in the CECL reserves related to our unfunded loan commitments of
$75 thousand, bringing our total unfunded loan commitments CECL reserve to $10.5 million as of March 31, 2025.
7. SECURED DEBT, NET
Our secured debt represents borrowings under our secured credit facilities. During the three months ended March 31, 2026, we closed $161.3 million of new borrowings against $351.0 million of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	March 31, 2026	December 31, 2025
Secured credit facilities	$9,099,002	$10,125,839
Deferred financing costs(1)	(9,564)	(8,547)
Net book value of secured debt	$9,089,438	$10,117,292

(1)Costs incurred in connection with our secured debt are recorded on our consolidated balance sheets when incurred and recognized as a component of interest expense over the life of each related facility.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Secured Credit Facilities
Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are generally structured to provide currency, index, and term-matched financing without capital markets-based mark-to-market provisions. Our credit facilities are diversified across 16 counterparties, primarily consisting of top global financial institutions to minimize our counterparty risk exposure.
The following table details our secured credit facilities as of March 31, 2026 ($ in thousands):

March 31, 2026
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	12	$3,402,516	November 2027	74	$5,208,035	November 2027	34%	25% - 100%
GBP	7	2,584,533	November 2028	17	3,502,199	December 2028	25%	25%
EUR	6	1,593,152	September 2027	9	2,265,654	November 2027	42%	25% - 100%
Others(5)	4	1,518,801	May 2029	6	1,904,463	May 2029	25%	25%
Total	16	$9,099,002	May 2028	106	$12,880,351	May 2028	31%	25% - 100%

(1)Represents the number of lenders with fundings advanced in each respective currency, as well as the total number of facility lenders. The total number of facility lenders includes two additional lenders that had no fundings advanced as of March 31, 2026.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables detail the spread of our secured credit facilities as of March 31, 2026 and December 31, 2025 ($ in thousands):

	Three Months Ended March 31, 2026	March 31, 2026
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less(7)	$59,040	$4,350,442	+1.55%	$5,979,079	+3.07%	+1.52%
+ 1.51% to + 1.75%	—	2,141,407	+1.75%	2,819,823	+3.48%	+1.73%
+ 1.76% to + 2.00%	102,261	1,086,492	+2.07%	1,729,600	+2.82%	+0.75%
+ 2.01% or more	—	1,520,661	+2.61%	2,351,849	+4.27%	+1.66%
Total	$161,301	$9,099,002	+1.83%	$12,880,351	+3.36%	+1.53%

	Year Ended December 31, 2025	December 31, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less(7)	$2,018,709	$5,098,876	+1.54%	$6,936,909	+2.97%	+1.43%
+ 1.51% to + 1.75%	660,636	2,419,595	+1.75%	3,232,654	+3.50%	+1.75%
+ 1.76% to + 2.00%	325,160	1,088,336	+2.08%	1,797,080	+2.94%	+0.86%
+ 2.01% or more	153,625	1,519,032	+2.74%	2,371,763	+4.25%	+1.51%
Total	$3,158,130	$10,125,839	+1.83%	$14,338,406	+3.29%	+1.46%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the three months ended March 31, 2026 and year ended
December 31, 2025, respectively.
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
(4)Represents the weighted-average all-in cost as of March 31, 2026 and December 31, 2025, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
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
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of March 31, 2026, there was an aggregate $438.7 million available to be drawn at our discretion under our credit facilities.
Financial Covenants
As of March 31, 2026, we are subject to the following financial covenants related to our secured debt and secured debt of our unconsolidated entities: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.3 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.9 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to March 31, 2026; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2026 and December 31, 2025, we were in compliance with these covenants.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
In April 2026, we closed an amendment to one of our secured debt agreements to reduce, effective as of June 30, 2026, the required tangible net worth under such agreement from $2.9 billion to $2.8 billion, the same required minimum tangible net worth applicable under all of our other secured debt agreements as of March 31, 2026, following amendments to certain of those other agreements that closed during the three months ended March 31, 2026.

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

	March 31, 2026
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
CLOs
2026 FL6 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$880,000	$872,024	+ 1.84%	August 2043
Underlying Collateral Assets	19	999,379	999,379	+ 3.04%	September 2029
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	831,250	822,738	+ 2.15%	October 2042
Underlying Collateral Assets	19	997,984	997,984	+ 3.44%	February 2029
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	516,012	516,012	+ 1.60%	May 2038
Underlying Collateral Assets	14	645,605	645,605	+ 3.98%	May 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	475,960	475,960	+ 1.88%	February 2038
Underlying Collateral Assets	10	644,610	644,610	+ 2.76%	January 2027
Total CLOs
Senior CLO Securities Outstanding	4	$2,703,222	$2,686,734	+ 1.89%
Underlying Collateral Assets	62	3,287,578	3,287,578	+ 3.27%
European Loan Securitization
Financing Provided	1	$189,501	$187,755	+ 1.65%	July 2030
Underlying Collateral Assets(4)	1	245,066	242,518	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(5)	5	$2,892,723	$2,874,489	+ 1.88%
Underlying Collateral Assets	63	3,532,644	3,530,096	+ 3.27%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees, while all-in cost includes the amortization of deferred origination fees and financing costs. The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which is SOFR for the CLOs and EURIBOR for the European Loan
Securitization. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, owned real estate assets, and cash from repayment proceeds held in certain of our CLOs that may be used to add new eligible collateral assets.
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
(4)We financed our $55.8 million retained interests in the securitization under a repurchase agreement structured without capital markets-based mark-to-market provisions. The amount of the financing is included in other liabilities on our consolidated balance sheets.
(5)During the three months ended March 31, 2026, we recorded $34.7 million of interest expense related to our securitized debt obligations.

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
(3)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which is SOFR for the CLOs and EURIBOR for the European Loan Securitization. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, owned real estate assets, and cash from repayment proceeds held in certain of our CLOs that may be used to add new eligible collateral assets.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
9. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	March 31, 2026
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$961,050	$959,352	+ 2.72%	February 2030
Collateral assets	4	$1,195,137	$1,186,818	+ 4.09%	February 2030

	December 31, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$999,810	$997,746	+ 2.66%	February 2030
Collateral assets	4	$1,243,500	$1,234,205	+ 4.02%	February 2030

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
10. TERM LOANS, NET
During the three months ended March 31, 2026, we borrowed an additional $770.8 million under a B-9 Term Loan, the proceeds of which were used, among other things, to repay all $695.8 million in principal outstanding under the B-6 Term
Loan. The B-9 Term Loan bears interest at SOFR + 2.50% and matures in December 2030.
The following table details the net book value of each of our senior term loan facilities, or Term Loans, on our consolidated balance sheets ($ in thousands):

	Face Value
Term Loans	March 31, 2026	December 31, 2025	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-6 Term Loan	—	695,754	+ 3.00%	+ 3.61%	December 10, 2030
B-7 Term Loan	450,839	451,972	+ 2.50%	+ 2.66%	May 9, 2029
B-8 Term Loan	698,250	700,000	+ 2.50%	+ 2.76%	December 19, 2032
B-9 Term Loan	770,754	—	+ 2.50%	+ 2.80%	December 10, 2030
Total face value	$1,919,843	$1,847,726
Deferred financing costs and unamortized discounts	(38,451)	(39,726)
Net book value	$1,881,392	$1,808,000

(1)The B-7 Term Loan and B-9 Term Loan borrowings are subject to a benchmark interest rate floor of 0.50%. The
Term loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the applicable Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details our interest expense related to the Term Loans ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash coupon	$29,681	$34,048
Discount and issuance cost amortization	2,449	2,182
Total interest expense	$32,130	$36,230
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of
March 31, 2026 and December 31, 2025, we were in compliance with this covenant. Refer to Note 2 for further discussion of our accounting policies for the Term Loans.
11. SENIOR SECURED NOTES, NET
The following table details the net book value of our senior secured notes, or Senior Secured Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Senior Secured Notes Issuance	March 31, 2026	December 31, 2025	Interest Rate		All-in Cost(1)	Maturity
October 2021	$335,316	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	450,000	7.75%	(2)	8.14%	December 1, 2029
Total face value	$785,316	$785,316
Deferred financing costs and unamortized discounts	(6,640)	(7,280)
Hedging adjustments(3)	3,539	6,840
Net book value	$782,215	$784,876

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
(3)Represents the fair value of an interest rate swap that we entered into to convert the fixed rate exposure of the
December 2024 Senior Secured Notes into floating rate. Refer to Note 13 for further discussion.
The following table details our interest expense related to the Senior Secured Notes ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash coupon	$11,862	$11,862
Discount and issuance cost amortization	641	697
Total interest expense	$12,503	$12,559
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets.
As of March 31, 2026 and December 31, 2025, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
12. CONVERTIBLE NOTES, NET
The following table details the net book value of our convertible senior notes, or Convertible Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Convertible Notes	March 31, 2026	December 31, 2025	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
Face value	$266,157	$266,157	5.50%	5.79%	$36.27	March 15, 2027
Deferred financing costs and unamortized discount	(1,129)	(1,412)
Net book value	$265,028	$264,745

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible
Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of March 31, 2026.
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $19.15 on March 31, 2026, the last trading day in the three months ended
March 31, 2026, was less than the per share conversion price of the Convertible Notes.
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash coupon	$3,660	$3,660
Discount and issuance cost amortization	282	282
Total interest expense	$3,942	$3,942
Accrued interest payable for the Convertible Notes was $0.6 million and $4.3 million as of March 31, 2026 and
December 31, 2025, respectively. Refer to Note 2 for further discussion of our accounting policies for the Convertible
Notes.
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

March 31, 2026			December 31, 2025
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr 969,136	Buy USD / Sell SEK Forward	2	kr 970,417
Buy USD / Sell GBP Forward	4	£791,078	Buy USD / Sell GBP Forward	6	£739,956
Buy USD / Sell EUR Forward	7	€698,366	Buy USD / Sell EUR Forward	10	€689,868
Buy USD / Sell AUD Forward	8	A$369,476	Buy USD / Sell AUD Forward	7	A$371,141
Buy USD / Sell CAD Forward	3	C$120,650	Buy USD / Sell CAD Forward	3	C$120,557
Buy USD / Sell CHF Forward	1	CHF52	Buy USD / Sell CHF Forward	1	CHF52
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

March 31, 2026			December 31, 2025
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy EUR / Sell USD Forward	1	€19,600	Buy EUR / Sell USD Forward	3	€44,700
Buy USD / Sell EUR Forward	1	€19,600	Buy USD / Sell EUR Forward	3	€44,700
Buy AUD / Sell USD Forward	2	A$16,700	Buy AUD / Sell USD Forward	2	A$10,200
Buy USD / Sell AUD Forward	2	A$16,700	Buy USD / Sell AUD Forward	2	A$10,200
			Buy GBP / Sell USD Forward	2	£86,800
			Buy USD / Sell GBP Forward	2	£86,800
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

March 31, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$35,600	3.51%	SOFR	4.7

December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$35,600	3.51%	SOFR	5.0
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
Designated Hedges of Interest Rate Risk
The following tables detail our outstanding interest rate derivatives that were designated as fair value hedges of interest rate risk (notional amount in thousands):

March 31, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	3.7

December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	3.9
The following tables detail the carrying amount and cumulative basis adjustments on hedged items designated as fair value hedges ($ in thousands):

March 31, 2026
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$447,688	$3,539

December 31, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$450,597	$6,840

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations
($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended March 31,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2026	2025
Designated Hedges	Interest Income(1)	$3,960	$2,951
Designated Hedges	Interest Expense(2)	139	(568)
Non-Designated Hedges	Interest Income(1)	(6)	—
Non-Designated Hedges	Interest Expense(3)	14	3
Total		$4,107	$2,386

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
Fair Value Hedges
The following table presents the net gains (losses) on derivatives and the related hedged items in fair value hedging relationships ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Total interest and related expenses presented in the consolidated statements of operations	$220,736	$242,233
Gains (losses) on fair value hedging relationships
Total (loss) gain on derivative instruments	$(3,294)	$3,164
Fair value basis adjustment on hedged items	3,301	(3,108)
Derivative settlements and accruals	139	818
Net gain on fair value hedging relationships(1)	$146	$874

(1)Included within interest and related expenses presented in the consolidated statements of operations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts	$31,991	$22	$8,239	$24,994
Interest rate derivatives	3,748	6,877	—	76
Total derivatives designated as hedging instruments	$35,739	$6,899	$8,239	$25,070
Derivatives not designated as hedging instruments
Foreign exchange contracts	$254	$3,593	$758	$1,526
Total derivatives not designated as hedging instruments	$254	$3,593	$758	$1,526
Total derivatives	$35,993	$10,492	$8,997	$26,596

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended March 31,
	2026	2025		2026	2025
Net Investment Hedges
Foreign exchange contracts(1)	$28,189	$(60,394)	Interest Expense	$(3,959)	$—
Cash Flow Hedges
Interest rate derivatives	256	—	Interest Expense(2)	15	—
Total	$28,445	$(60,394)		$(3,944)	$—

(1)During the three months ended March 31, 2026 and 2025, we paid net cash settlements of $18.0 million and received net cash settlements of $80.5 million on our foreign currency forward contracts respectively. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
Credit–Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2026, we were in a net asset position with two of our counterparties and in a net liability position with one counterparty related to our foreign exchange hedges and had $7.0 million collateral posted with such counterparty. As of December 31, 2025, we were in a net asset position with one of our counterparties and in a net liability position with our other two counterparties related to our foreign exchange hedges and had $25.3 million of collateral posted with such counterparties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
14. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of March 31, 2026 we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. As of both March 31, 2026 and December 31, 2025, we did not have any shares of preferred stock issued and outstanding.
Share Repurchase Program
In October 2025, our board of directors authorized the repurchase of up to $150.0 million of shares of our class A common stock under our repurchase program. Repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the three months ended March 31, 2026, we repurchased 43,765 shares of class A common stock at a weighted-
average price per share of $18.29, for a total cost of $0.8 million. During the three months ended March 31, 2025, we repurchased 1,792,836 shares of class A common stock at a weighted-average price per share of $17.63, for a total cost of
$31.6 million. As of March 31, 2026, the amount remaining available for repurchases under the program was
$148.8 million.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive dividends authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 17 for further discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock. Each vested deferred stock unit is settled by delivery of one share of class A common stock upon the non-employee director’s separation from service.
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2026	2025
Beginning balance	168,599,052	173,204,190
Issuance of class A common stock(2)	—	1,080
Repurchase of class A common stock	(43,765)	(1,792,836)
Issuance of restricted class A common stock, net(3)	468,262	469,464
Issuance of deferred stock units	8,193	10,662
Ending balance	169,031,742	171,892,560

(1)Includes 348,222 and 310,108 deferred stock units held by members of our board of directors as of March 31, 2026 and 2025, respectively.
(2)Represents shares issued under our dividend reinvestment program during the three months ended March 31, 2025.
(3)Net of 22,341 and 12,408 shares of restricted class A common stock forfeited under our stock-based incentive plans during the three months ended March 31, 2026 and 2025, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which an aggregate of 10,000,000 shares of class A common stock are available for sale. Under the dividend reinvestment component of the plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. Such shares may, at our option, be newly issued shares from us, shares purchased by the plan administrator on the open market, or a combination thereof. The direct stock purchase component of the plan allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2026, 8,263 shares of class A common stock were purchased on the open market by the plan administrator under the dividend reinvestment component of the plan. During the three months ended March 31, 2025, we issued 1,080 shares of class A common stock under the dividend reinvestment component of the plan. As of March 31,
2026, a total of 9,956,862 shares of class A common stock remained available under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of March 31, 2026, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended
March 31, 2026 or March 31, 2025, we did not issue any shares of our class A common stock under ATM Agreements. As of March 31, 2026, shares of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance and sale under our ATM Agreements.
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
On March 13, 2026, we declared a dividend of $0.47 per share, or $79.3 million in aggregate, that was paid on April 15,
2026 to stockholders of record as of March 31, 2026.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Dividends declared per share of common stock	$0.47	$0.47
Class A common stock dividends declared	$79,281	$80,644
Deferred stock unit dividends declared	161	193
Total dividends declared	$79,442	$80,837
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

	Three Months Ended March 31,
	2026	2025
Basic and Diluted Earnings
Net loss(1)	$(6,297)	$(357)
Weighted-average shares outstanding, basic and diluted(2)	169,078,373	172,004,888
Per share amount, basic and diluted	$(0.04)	$(0.00)

(1)Represents net loss attributable to Blackstone Mortgage Trust, Inc.
(2)For both the three months ended March 31, 2026 and 2025, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Refer to Note 12 for further discussion of our convertible notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of March 31, 2026, total accumulated other comprehensive income was $7.9 million, representing $111.0 million of net realized and unrealized gains related to changes in the fair value of derivative instruments, offset by $101.9 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and
$1.2 million of unrealized losses related to the changes in the fair value of derivative instruments held by unconsolidated entities. As of December 31, 2025, total accumulated other comprehensive income was $12.1 million, primarily representing $86.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $73.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and $0.8 million of unrealized losses related to the changes in the fair value of derivative instruments held by unconsolidated entities.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily
Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint
Venture. As of March 31, 2026, our Multifamily Joint Venture’s total equity was $20.6 million, of which $17.5 million was owned by us, and $3.1 million was allocated to non-controlling interests. As of December 31, 2025, our Multifamily Joint
Venture’s total equity was $36.5 million, of which $31.0 million was owned by us, and $5.5 million was allocated to non-
controlling interests.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During the three months ended March 31, 2026 and 2025, we incurred $14.8 million and $17.2 million, respectively, of management fees payable to our Manager. During the three months ended March 31, 2026 and 2025, we did not incur any incentive fees payable to our Manager.
As of March 31, 2026 and December 31, 2025, we had accrued management fees payable to our Manager of $14.8 million and $16.4 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Professional services	$5,131	$3,911
Operating and other costs	2,163	1,788
Subtotal	7,294	5,699
Non-cash compensation expenses
Restricted class A common stock earned	6,489	6,792
Director stock-based compensation	198	173
Subtotal	6,687	6,965
Total general and administrative expenses	$13,981	$12,664
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2026 and December 31, 2025, we were in compliance with all REIT requirements.
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
During the three months ended March 31, 2026 and 2025, we recorded a current income tax provision of $1.2 million and
$0.7 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2026 or December 31, 2025.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the
Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of March 31, 2026, we had
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of March 31, 2026, tax years 2022 through 2025 remain subject to examination by taxing authorities.
17. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2026, our
Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2026, there were 4,599,432 shares available under our current stock incentive plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-
average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2025	2,174,931	$20.14
Granted	490,603	19.48
Vested	(203,157)	20.41
Forfeited	(22,341)	19.50
Balance as of March 31, 2026	2,440,036	$19.99
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current stock incentive plans. The 2,440,036 shares of restricted class A common stock outstanding as of March 31, 2026 will vest as follows: 1,106,276 shares will vest in 2026; 870,389 shares will vest in 2027;
and 463,371 shares will vest in 2028. As of March 31, 2026, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $44.5 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.2 years from March 31, 2026.
18. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$35,993	$—	$35,993	$—	$10,492	$—	$10,492
Debt securities	—	—	66,135	66,135	—	—	—	—
Total	$—	$35,993	$66,135	$102,128	$—	$10,492	$—	$10,492
Liabilities
Derivatives	$—	$8,997	$—	$8,997	$—	$26,596	$—	$26,596
This table excludes $101.3 million and $111.0 million of investments in unconsolidated entities that are measured at fair value using net asset value as a practical expedient and not classified in the fair value hierarchy as of March 31, 2026 and
December 31, 2025, respectively. Refer to Note 5 for further information.
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
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2
($ in thousands):

	March 31, 2026			December 31, 2025
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$549,153	$549,153	$549,153	$452,526	$452,526	$452,526
Loans receivable, net	17,266,346	17,639,430	17,276,985	17,784,694	18,154,768	17,856,303
Financial liabilities
Secured debt, net	9,089,438	9,099,002	9,099,002	10,117,292	10,125,839	10,029,890
Other secured debt(1)	38,825	38,825	38,825	39,475	39,475	39,475
Securitized debt obligations, net	2,874,489	2,892,723	2,878,715	2,139,719	2,149,496	2,132,667
Asset-specific debt, net	959,352	961,050	961,050	997,746	999,810	996,308
Secured term loans, net	1,881,392	1,919,843	1,915,186	1,808,000	1,847,726	1,850,327
Senior secured notes, net	782,215	785,316	801,655	784,876	785,316	810,608
Convertible notes, net	265,028	266,157	265,508	264,745	266,157	264,286

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
During 2025, we modified three loans that included, among other changes, control over decision making at the respective properties. Similarly, during 2024, we modified two other loans that included, among other changes, an equity interest in and/or control over decision-making at the property. As a result of these modifications, our investments in these loans are
VIEs. As of March 31, 2026, we are the primary beneficiary of, and therefore consolidated the assets of these VIEs on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$48,124	$58,663
Loans receivable	3,337,629	2,422,505
Current expected credit loss reserve	(37,157)	(23,609)
Loans receivable, net	3,300,472	2,398,896
Owned real estate, net	605,068	603,130
Other assets	144,469	196,840
Total assets	$4,098,133	$3,257,529
Liabilities
Securitized debt obligations, net	$2,874,489	$2,139,719
Other liabilities	47,510	47,645
Total liabilities	$2,921,999	$2,187,364
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
As of March 31, 2026 and December 31, 2025, our consolidated balance sheets included $14.8 million and $16.4 million, respectively, of accrued management fees payable to our Manager. During the three months ended March 31, 2026 and
2025, we paid management fees of $16.4 million and $18.5 million, respectively, to our Manager. We did not pay any incentive fees to our Manager during the three months ended March 31, 2026 and 2025. In addition, during the three months ended March 31, 2026 and 2025, we incurred expenses of $0.4 million and $0.3 million, respectively, that were paid by our Manager and have been or will be reimbursed by us.
As of March 31, 2026, our Manager held 1,234,198 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $25.2 million. These shares vest in installments over three years from the date of issuance. During the three months ended March 31, 2026 and 2025, we recorded non-cash expenses related to shares held by our Manager of $3.5 million and $3.6 million, respectively. Refer to Note 17 for further details on our restricted class A common stock.
As of March 31, 2026, our Manager, its affiliates (including Blackstone and Blackstone-advised investment vehicles),
Blackstone employees, and our directors held an aggregate 13,840,717 shares, or 8.2%, of our class A common stock, of which 8,916,412 shares, or 5.3%, were held by Blackstone and its subsidiaries. Additionally, our directors held 348,222 of deferred stock units as of March 31, 2026. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock and/or engage in derivatives transactions related to our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Affiliate Services
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles to provide, as applicable, management, corporate support, and transaction support services. The following table details the costs incurred (refunded)
for these services ($ in thousands):

		Three Months Ended March 31,
	Primary Asset Class	2026	2025
Perform Properties, LLC	Office	$1,966	$575
Brio Real Estate Services, LLC, Brio Real Estate (UK) Ltd., and Brio Real Estate (AUS) Pty Ltd.	n/a	1,706	—
BRE Hotels & Resorts, LLC	Hospitality	511	489
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.	n/a	327	(38)
LivCor, LLC	Multifamily	95	159
Total		$4,605	$1,185
We have engaged other affiliates of our Manager to provide various services. The following table details the costs incurred for these services ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Gryphon Mutual Property Americas IC(1)	$783	$547
Lexington National Land Services(2)	97	—
Blackstone internal audit services	—	111
Total	$880	$658

(1)In order to provide insurance for our owned real estate assets, we became a member of Gryphon Mutual Property
Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and management services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each member’s respective properties. During the three months ended March 31, 2026 we did not make any payments to Gryphon for insurance costs. During the three months ended March 31, 2025, we paid $0.2 million to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. Of this amount, $29 thousand was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon. The amounts included in the table above reflect the amortization of the insurance expense over the relevant periods of the respective policies.
(2)Lexington National Land Services, or LNLS, is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters, (iii) in certain circumstances, provides courtesy title settlement services and (iv) acts as escrow agent in connection with certain investments by Blackstone-advised vehicles, including us, Blackstone-advised investment vehicles and portfolio companies owned by Blackstone-advised investment vehicles, affiliates and related parties, and third parties, including, in certain cases, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. Blackstone receives distributions from LNLS in connection with investments made by us based on its equity interest in LNLS. In each case, there will be no related expense offset to
us.
CT Investment Management Co., LLC, or CTIMCO, serves as the special servicer of all of our CLOs, and the Manager serves as the collateral manager and benchmark agent for our FL6 and FL5 CLOs issued in the first quarter of 2026 and
2025, respectively. As of March 31, 2026, one of our assets was in special servicing under a CLO. CTIMCO and our
Manager have waived any fees that would be payable to a third party serving in such roles pursuant to the applicable agreements, and no such fees have been paid or will become payable to CTIMCO or our Manager.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Transactions
During the three months ended March 31, 2026, we invested $133.8 million in one senior loan, $31.0 million in two mezzanine loans to unaffiliated third parties, and $66.7 million in a new issuance of a debt security (see Note 6 for further discussion) in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
In the first quarter of 2026, Blackstone-advised investment vehicles acquired an aggregate $71.4 million participation in our $770.8 million B-9 Term Loan. In the fourth quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $63.0 million participation in our $700.0 million B-8 Term Loan. In the third quarter of 2025, Blackstone-
advised investment vehicles acquired an aggregate $33.0 million participation in our $453.1 million B-7 Term Loan. In the second quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $83.9 million participation in our
$1.0 billion B-6 Term Loan, which has subsequently been repaid in full. All of these transactions were part of broad syndications led by third-party banks, and were on terms equivalent to those of unaffiliated third parties. Blackstone
Securities Partners L.P., or BSP, an affiliate of our Manager, was engaged as a member of the syndicate for these transactions. Our engagements of BSP are on terms equivalent to those of unaffiliated parties. See “—Affiliate Services”
for further information.
As part of broad syndications led by third-party banks, Blackstone-advised investment vehicles acquired an aggregate
$11.0 million of notes in our $1.0 billion FL6 CLO offering in the first quarter of 2026, and $75.0 million of notes in our
$1.0 billion FL5 CLO offering in the first quarter of 2025. Both of these transactions were on terms equivalent to those of unaffiliated third parties.
In the fourth quarter of 2025, we made a $75.0 million capital commitment at the initial closing of a fund managed by
Blackstone Real Estate Debt Strategies, or BREDS, the BREDS-advised private fund, formed to invest in Core+ real estate debt investments in the U.S. and Canada. Blackstone affiliates, including us, do not pay management fees or carried interest with respect to their investments in the BREDS-advised private fund. Our capital commitment represented a minority of the total capital commitments the BREDS-advised private fund had received as of March 31, 2026. As of
March 31, 2026, the BREDS-advised private fund had not called any capital or made any investments. To fund its future investments, the BREDS-advised private fund will draw down on capital commitments made by its investors, including us, on a pro rata basis.
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
We do not consolidate our Bank Loan Portfolio Joint Venture, our Net Lease Joint Venture, or the BREDS-advised private fund, as we do not have a controlling financial interest. As of March 31, 2026, the aggregate value of our equity investment in our Bank Loan Portfolio Joint Venture was $101.3 million and our ownership interest was 35%, and the aggregate value of our equity investment in our Net Lease Joint Venture was $143.1 million and our ownership interest was 75%. As of
March 31, 2026, we had not made an equity investment in the BREDS-advised private fund. We, these joint ventures, these
Blackstone-advised investment vehicles, and other Blackstone affiliates have engaged and may in the future engage in certain investment, financing, derivative and/or hedging arrangements related to these unconsolidated entities.
During April 2026, following a short-term extension of its maturity date during the three months ended March 31, 2026, one of our senior loans to a borrower controlled by Blackstone-advised investment vehicles was modified. The terms of the modification (including, among other changes, an extension of the maturity date, a reduction in the contractual interest rate, and a meaningful additional commitment and credit support from the borrower) were negotiated by our third-party co-
lenders. We continue to forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-
advised investment vehicles control the borrower.
21. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of March 31, 2026, we had aggregate unfunded commitments of $1.2 billion across 52 loans receivable, and
$715.5 million of committed or identified financings for those commitments, resulting in net unfunded commitments of

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
$453.4 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 1.8 years.
Principal Debt Repayments
Our contractual principal debt repayments as of March 31, 2026 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Other Secured Debt(4)	Total(5)
2026 (remaining)	$1,416,300	$—	$14,429	$—	$—	$—	$1,430,729
2027	2,835,104	366,601	19,239	335,316	266,157	—	3,822,417
2028	1,640,516	—	19,239	—	—	—	1,659,755
2029	1,007,430	431,417	453,085	450,000	—	—	2,341,932
2030	2,105,012	163,032	748,851	—	—	38,825	3,055,720
Thereafter	94,640	—	665,000	—	—	—	759,640
Total obligation	$9,099,002	$961,050	$1,919,843	$785,316	$266,157	$38,825	$13,070,193

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
(4)Amounts are included in other liabilities on our consolidated balance sheets.
(5)Total does not include $2.9 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of March 31, 2026, our seven non-employee directors are entitled to annual compensation of $210,000 each, of which
$95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of March 31, 2026, the other two board members are employees of affiliates of our Manager who also serve as executive officers and they are not compensated by us for their service as directors. In addition, (i) the lead independent director receives additional annual cash compensation of $30,000, (ii) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and (iii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
March 31, 2026, we were not involved in any material legal proceedings.
22. SEGMENT REPORTING
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on
Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical data, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the
Exchange Act, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,”
“expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,”
“foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward- looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on
Form 10-Q.
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
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of
Blackstone Real Estate. Blackstone Real Estate was founded in 1991 and is the world’s largest owner of commercial real estate. Blackstone Real Estate operates as one globally integrated business with investments in North America, Europe,
Asia and Latin America. In the United States, Blackstone Real Estate is one of the largest owners of rental housing, industrial, office, hospitality and retail assets. The market-leading real estate expertise derived from the strength of the
Blackstone platform deeply informs our credit and underwriting process, and we believe it gives us the tools to manage the assets in our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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

I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, Distributable Earnings prior to realized gains and losses, and book value per share. For the three months ended March 31, 2026, we recorded basic net loss per share of $0.04, declared a dividend of $0.47 per share, reported $0.21 per share of Distributable Earnings, and reported $0.49 per share of Distributable
Earnings prior to realized gains and losses. In addition, our book value as of March 31, 2026 was $20.20 per share, which is net of cumulative CECL reserves of $1.80 per share and accumulated depreciation and amortization of owned real estate assets of $0.57 per share.
As further described below, Distributable Earnings and Distributable Earnings prior to realized gains and losses are measures that are not prepared in accordance with accounting principles generally accepted in the United States of
America, or GAAP. Distributable Earnings and Distributable Earnings prior to realized gains and losses helps us to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current investments and operations. In addition, Distributable Earnings and Distributable
Earnings prior to realized gains and losses are performance metrics we consider when declaring our dividends.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income (loss) per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2026	December 31, 2025
Net (loss) income(1)	$(6,297)	$39,560
Weighted-average shares outstanding, basic	169,078,373	168,167,576
Net (loss) income per share, basic	$(0.04)	$0.24
Dividends declared per share	$0.47	$0.47

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net (loss) income per share.
Distributable Earnings and Distributable Earnings Prior to Realized Gains and Losses
Distributable Earnings and Distributable Earnings prior to realized gains and losses are non-GAAP measures. We define
Distributable Earnings as GAAP net income (loss), including realized gains and losses not otherwise recognized in current period GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), and (iv) certain non-cash items. Distributable Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. Distributable Earnings mirrors the terms of our management agreement between our Manager and us, or our Management Agreement, for purposes of calculating our incentive fee expense. Therefore, Distributable Earnings prior to realized gains and losses is calculated net of the incentive fee expense that would have been recognized if such realized gains or losses had not occurred.
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

Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our class A common stock. Refer to Note 16 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Further, Distributable Earnings helps us to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current investment portfolio and operations, and is a performance metric we consider when declaring our dividends.
Furthermore, we believe it is useful to present Distributable Earnings prior to realized gains and losses, which include but are not limited to charge-offs of CECL reserves, to reflect our direct operating results and help existing and potential future holders of our class A common stock assess the performance of our business excluding such realized gains or losses. We may make similar adjustments with respect to other types of investments, if and when applicable transactions occur. During the period from the first quarter of 2024 to the fourth quarter of 2025, we reported this metric as Distributable Earnings prior to charge-offs of CECL reserves, as the only applicable realized gains or losses during such period were charge-offs of CECL reserves. We utilize Distributable Earnings prior to realized gains and losses as an additional performance metric to consider when declaring our dividends. Distributable Earnings mirrors the terms of our Management Agreement for purposes of calculating our incentive fee expense. Therefore, Distributable Earnings prior to realized gains and losses is calculated net of the incentive fee expense that would have been recognized if such realized gains or losses had not occurred.
Distributable Earnings and Distributable Earnings prior to realized gains and losses do not represent net income (loss) or cash generated from operating activities and should not be considered as alternatives to GAAP net income (loss), or indicators of our GAAP cash flows from operations, measures of our liquidity, or indicators of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings and Distributable Earnings prior to realized gains and losses may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Distributable Earnings and Distributable Earnings prior to realized gains and losses may not be comparable to similar metrics reported by other companies.

The following table provides a reconciliation of Distributable Earnings and Distributable Earnings prior to realized gains and losses to GAAP net income (loss) ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2026	December 31, 2025
Net (loss) income(1)	$(6,297)	$39,560
Charge-offs of CECL reserves(2)	(46,451)	(433,924)
Increase in CECL reserves	55,055	18,375
Depreciation and amortization of owned real estate(3)	21,717	21,380
Adjustment to realized loss on disposition of owned real estate(4)	(1,497)	—
Non-cash compensation expense	6,687	6,699
Realized hedging and foreign currency gain (loss), net(5)	4	(25)
Allocable share of adjustments related to unconsolidated entities(6)	6,380	(8)
Cash income from Agency Multifamily Lending Partnership, net(7)	29	29
Adjustments attributable to non-controlling interests, net	191	(1)
Other items	(8)	(39)
Distributable Earnings	$35,810	$(347,954)
Charge-offs of CECL reserves(2)	46,451	433,924
GAAP realized loss on disposition of owned real estate(8)	160	—
Adjustment to realized loss on disposition of owned real estate(4)	1,497	—
Adjustments attributable to non-controlling interests	(249)
Distributable Earnings prior to realized gains and losses	$83,669	$85,970
Weighted-average shares outstanding, basic(9)	169,078,373	168,167,576
Distributable Earnings per share, basic	$0.21	$(2.07)
Distributable Earnings per share, basic, prior to realized gains and losses	$0.49	$0.51

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust.
(2)Represents realized losses related to loan principal amounts deemed non-recoverable.
(3)Represents depreciation of owned real estate assets and amortization of intangible real estate assets and liabilities.
(4)Represents an adjustment to the realized loss on the sale of a property held at depreciated cost. Because depreciation and amortization is a non-cash expense that is excluded from Distributable Earnings, GAAP gains upon sale of a property are higher, and GAAP losses are lower, than the respective realized amounts reflected in Distributable
Earnings. For Distributable Earnings, the amount is calculated as net sales proceeds less the property’s carrying value prior to depreciation and amortization.
(5)Represents realized losses on the repatriation of unhedged foreign currency. These amounts were not included in
GAAP net (loss) income, but rather as a component of other comprehensive income in our consolidated financial statements.
(6)Allocable share of adjustments related to unconsolidated entities for the three months ended March 31, 2026 reflects our share of non-cash items such as (i) $3.2 million of unrealized losses recorded by such unconsolidated entities,
(ii) $3.1 million of depreciation and amortization, and (iii) related adjustments for realized gains, if any. For the three months ended December 31, 2025, reflects our share of non-cash items such as (i) $(2.0) million of unrealized gains recorded by such unconsolidated entities, (ii) $2.0 million of depreciation and amortization, and (iii) related adjustments for realized gains, if any.
(7)Represents (i) the non-cash income recognized under GAAP related to our Agency Multifamily Lending
Partnership, in which we receive a portion of origination, servicing, and other fees for loans we refer to MTRCC for origination, offset by the related loss-sharing obligation accruals and (ii) the cash received related to such income previously recognized under GAAP. Refer to Note 2 to our consolidated financial statements for further information on our Agency Multifamily Lending Partnership.
(8)Represents the amount included on our consolidated statements of operations.
(9)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our
Convertible Notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable
Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2026	December 31, 2025
Stockholders’ equity	$3,414,960	$3,498,910
Shares
Class A common stock	168,683,520	168,259,023
Deferred stock units	348,222	340,029
Total outstanding	169,031,742	168,599,052
Book value per share(1)	$20.20	$20.75

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.

II. Investments
Investment Portfolio
Our Investment Portfolio consists of our Loan Portfolio, our investments in our Bank Loan Portfolio Joint Venture and Net
Lease Joint Venture, our owned real estate assets, and our investments in debt securities. The chart below details the composition of our Investment Portfolio as of March 31, 2026:
Investment Portfolio(1)(2)(3)
Included in our Loan Portfolio(4)
______________
(1)Our Investment Portfolio reflects the gross amount of our investments as of March 31, 2026, which consists of (i)
our Loan Portfolio, which represents net book value less total loans receivable CECL reserves, (ii) our share of the carrying value of investments held by our Net Lease Joint Venture, (iii) our share of the fair value of the loans held by our Bank Loan Portfolio Joint Venture, (iv) the aggregate carrying value of our owned real estate assets, and (v)
the fair value of our investments in debt securities.
(2)Assets in our Loan Portfolio with multiple components are proportioned into the relevant property types based on the allocated value of each property type.
(3)Investment types that represent less than 1% of our Investment Portfolio are excluded from the chart.
(4)Represents the types of properties securing the loans in our Loan Portfolio.
Refer to section VII of this Item 2 for details of our Loan Portfolio, on a loan-by-loan basis.

Loan Portfolio
Loan Originations
During the three months ended March 31, 2026, we originated or acquired $274.9 million of loans, inclusive of additional commitments made under existing loans.
Loan Portfolio Activity
During the three months ended March 31, 2026, loan fundings totaled $295.9 million and loan repayments and sales totaled
$630.9 million.
The following table details our loan portfolio activity ($ in thousands):

Three Months Ended March 31, 2026
Loan fundings(1)	$295,932
Loan repayments and sales(1)	(630,932)
Total net repayments	$(335,000)

(1)Excludes amounts for loans held by our Bank Loan Portfolio Joint Venture, which are included in investments in unconsolidated entities on our consolidated balance sheets.
The following table details overall statistics for our Loan Portfolio as of March 31, 2026 ($ in thousands):

March 31, 2026
Number of loans	130
Principal balance	$17,639,430
Net book value	$17,266,346
Unfunded loan commitments(1)	$1,168,941
Weighted-average cash coupon(2)	+ 3.23%
Weighted-average all-in yield(2)	+ 3.46%
Weighted-average maximum maturity (years)(3)	2.4
Origination loan-to-value (LTV)(4)	65%

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable to each loan. As of
March 31, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
The remaining 3% of our loans by principal balance earned a fixed rate of interest.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of March 31, 2026, 41% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 59% were open to repayment by the borrower without penalty.
(4)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired.

The following table details the index rate floors for our Loan Portfolio as of March 31, 2026 ($ in thousands):

	Loan Portfolio Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$397,337	$134,916	$532,253
0.00% or no floor(2)	731,463	4,614,027	5,345,490
0.01% to 1.00% floor	1,636,260	1,152,196	2,788,456
1.01% to 2.00% floor	929,990	1,711,218	2,641,208
2.01% to 3.00% floor	4,764,518	364,885	5,129,403
3.01% or more floor	951,506	251,114	1,202,620
Total(3)	$9,411,074	$8,228,356	$17,639,430

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of March 31, 2026, the weighted-average index rate floor of our floating-rate Loan Portfolio principal balance was 1.40%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was
2.06%.
The following table details the floating benchmark rates for our Loan Portfolio as of March 31, 2026 (Loan Portfolio
principal balance amounts in thousands):

Loan Count	Currency	Loan Portfolio Principal Balance	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
93		$$9,411,074	SOFR	+ 3.11%	+ 3.32%
19		££2,680,011	SONIA	+ 3.33%	+ 3.46%
12		€€2,234,422	EURIBOR	+ 2.86%	+ 3.27%
6	Various	$2,102,077	Other(3)	+ 4.04%	+ 4.26%
130		$17,639,430		+ 3.23%	+ 3.46%

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

The charts below detail the geographic distribution and types of properties securing our Loan Portfolio, as of March 31,
2026:
Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2026, which is our principal balance net of (i) $961.1 million of asset-specific debt, (ii) $20.3 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of $291.6 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans. Geographic locations that represent less than
1% of net loan exposure are excluded from the chart.
(2)Assets with multiple components are proportioned into the relevant property types based on the allocated value of each property type.
Refer to section VII of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.

Portfolio Management
As of March 31, 2026, 98% of our loans, based on net loan exposure, were performing with risk ratings of “1” through “4,”
and the remaining 2% were impaired with a risk rating of “5.” As of March 31, 2026, two of our performing loans with an aggregate amortized cost basis of $156.7 million were in default. With respect to one of these loans, the default was a technical default as a result of the non-payment of an extension fee, the loan was not past its maturity date and was current on its interest payments. The other loan was in payment default and was less than 90 days past due on its interest payment.
Both of these loans had a risk rating of “4.” All other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of March 31, 2026, we had an aggregate $84.9 million asset-specific CECL reserve related to seven of our loans receivable, with an aggregate amortized cost basis of $372.2 million, net of cost-recovery proceeds. This
CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of
March 31, 2026.
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of
Blackstone Real Estate. Blackstone Real Estate was founded in 1991 and is the world’s largest owner of commercial real estate with investments in North America, Europe, Asia and Latin America. In the United States, Blackstone Real Estate is
one of the largest owners of rental housing, industrial, office, hospitality and retail assets.
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assess the performance of each loan, and assign it a risk rating between “1” and “5”, from less risk to greater risk. As of
March 31, 2026, our loan portfolio had a weighted-average risk rating of 3.0, based on net loan exposure.
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings as of
March 31, 2026 ($ in thousands):

	March 31, 2026
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	2	$114,420	$114,095
2	20	2,948,977	2,778,681
3	84	11,478,398	10,646,589
4	17	2,643,985	2,541,297
5	7	372,156	285,822
Loans receivable	130	$17,557,936	$16,366,484
CECL reserve		(291,590)
Loans receivable, net		$17,266,346

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2026, which is our principal balance net of (i) $961.1 million of asset-specific debt, (ii) $20.3 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of $291.6 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the three months ended March 31, 2026, we recorded a net increase of $7.2 million in the CECL reserves against our loans receivable portfolio, primarily driven by a $9.6 million increase in our general CECL reserve partially offset by a
$2.4 million decrease in our asset-specific CECL reserve, bringing our total loans receivable CECL reserves to
$291.6 million as of March 31, 2026. The increase in our general CECL reserve was primarily driven by new loan originations. The decrease in our asset-specific reserve was driven by charge-offs of $46.5 million primarily related to the resolution of one previously impaired loan as a result of our acquisition of title through a foreclosure of title to a hospitality collateral property located in San Francisco, CA, which is now included on our consolidated balance sheet as an owned real estate asset. This was largely offset by additions to our asset-specific CECL reserve related to two additional loans with a total amortized cost basis of $284.8 million that were impaired during the three months ended March 31, 2026. The income accrual was suspended on the two newly impaired loans, as the recovery of income and principal was doubtful. During the three months ended March 31, 2026, we recorded $1.4 million of interest income on these loans.
As of March 31, 2026, we had an aggregate $84.9 million asset-specific CECL reserve related to seven of our loans receivable, with a total amortized cost basis of $372.2 million, net of cost-recovery proceeds. Impairments are each determined individually as a result of changes in the specific credit quality factors for each such loan. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This asset-specific CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying collateral as of March 31, 2026.
No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended March 31, 2026, we received an aggregate $0.5 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.
Owned Real Estate
As part of our portfolio management strategy to maximize economic outcomes, we may hold certain owned real estate assets, resulting from transactions in which we assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property. As of March 31, 2026, we had 13 owned real estate assets with an aggregate carrying value of $1.3 billion.
The following table provides details of our owned real estate asset as of March 31, 2026 ($ in thousands):

	Acquisition Date	Location	Property Type	Acquisition Date Fair Value	SQFT / Units / Keys
1	September 2025	New York, NY	Hospitality	$228,253	933 keys
2	December 2024	San Francisco, CA	Hospitality	201,530	686 keys
3	December 2024	El Segundo, CA	Office	145,363	494,532 sqft
4	December 2025	New York, NY	Office	133,313	709,204 sqft
5	September 2025	Atlanta, GA	Office	132,974	1,184,916 sqft
6	November 2025	Denver, CO	Office	114,748	538,179 sqft
7	October 2024	Washington, DC	Office	107,016	892,480 sqft
8	September 2024	Burlington, MA	Office	64,628	379,018 sqft
9	March 2024	Mountain View, CA	Office	60,203	150,507 sqft
10	February 2025	Chicago, IL	Office	45,045	517,115 sqft
11	March 2026	San Francisco, CA	Hospitality	41,082	459 keys
12	December 2024	Denver, CO	Office	33,337	170,304 sqft
13	July 2024	San Antonio, TX	Multifamily	17,491	198 units
				$1,324,983

Bank Loan Portfolio Joint Venture
In the second quarter of 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, or our Bank Loan Portfolio Joint Venture. In the second quarter of
2025, the Bank Loan Portfolio Joint Venture acquired a $1.4 billion portfolio of 171 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by retail and multifamily properties located across various markets in the Mid-Atlantic region, are primarily fixed rate, and were acquired at a discount to par. In the third quarter of 2025, the Bank Loan Portfolio Joint Venture acquired a $606.0 million portfolio of 425 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by net lease retail assets located throughout the United States, are fixed rate, and were acquired at a discount to par. We have an aggregate 35% ownership interest in the joint venture as of March 31, 2026. As of March 31, 2026, our share of the fair value of the loans held by our
Bank Loan Portfolio Joint Venture was $553.4 million.
Our Bank Loan Portfolio Joint Venture is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of March 31, 2026, our investment in the joint venture totaled $101.3 million. During the three months ended
March 31, 2026, we did not make any contributions to the joint venture, received $10.6 million of distributions, and recorded $0.9 million of income from unconsolidated entities in our consolidated statements of operations.
Net Lease Joint Venture
In the fourth quarter of 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, or our Net Lease Joint Venture. Our investment in the joint venture is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of March 31, 2026, our investment in unconsolidated entities related to the joint venture totaled $143.1 million. During the three months ended March 31, 2026, we contributed $58.9 million to the joint venture, received $22.4 million of distributions, and recorded $0.4 million of income from unconsolidated entities in our consolidated statements of operations, inclusive of $3.1 million of depreciation and amortization expense. We have an aggregate 75% ownership interest in the joint venture as of March 31, 2026. As of
March 31, 2026, our share of the carrying value of investments held by our Net Lease Joint Venture was $515.6 million.

The following table details the tenant industries and the geographic location of the assets held by our Net Lease Joint
Venture as of March 31, 2026:

Tenant Industry	Number of Properties	% of Annualized Base Rent
Early Childhood Education	40	21%
Restaurants - Quick Service	68	19
Car Washes	26	18
Automotive Service	34	13
Pet Care	37	9
Medical / Dental	17	8
Home Improvement	9	4
Convenience Stores	14	3
Other Retail	2	1
Wholesale Trade	1	1
Grocery	3	1
Industrial	2	1
Casual Dining	5	1
Other Services	2	—
Total	260	100%

State	Number of Properties	% of Annualized Base Rent
Florida	26	16%
Texas	30	14
Illinois	26	9
Georgia	15	7
Missouri	16	6
Minnesota	17	6
Alabama	14	4
Arizona	7	4
Oklahoma	13	3
Wisconsin	13	3
All other (25 states)	83	28
	260	100%
As of March 31, 2026, our Net Lease Joint Venture’s leases had a weighted average remaining lease term of over 15 years
(based on annualized base rent), with weighted average annual rent increases of approximately 2%, and a rent coverage ratio of approximately 3x.
Core+ Real Estate Debt Fund Investment
In the fourth quarter of 2025, we made a $75.0 million capital commitment at the initial closing of a new BREDS-advised private fund formed to invest in Core+ real estate debt investments in the U.S. and Canada. Blackstone affiliates, including us, do not pay management fees or carried interest with respect to their investments in the BREDS-advised private fund.
Our capital commitment represented a minority of the total capital commitments the BREDS-advised private fund had received as of March 31, 2026. As of March 31, 2026, the BREDS-advised private fund had not called any capital or made any investments. To fund its future investments, the BREDS-advised private fund will draw down on capital commitments made by its investors, including us, on a pro rata basis.

Debt Securities Investment
In the first quarter of 2026, we invested $66.7 million in a significant risk transfer, or SRT, transaction with a UK financial institution structured as a credit-linked note, or the UK Bank Loan Portfolio SRT. The investment constitutes the first-loss tranche of a reference portfolio comprising a diversified, granular portfolio of low-leverage commercial real estate loans held by the UK financial institution. The SRT investment earns a floating-rate cash coupon of SONIA + 7.00%. As of
March 31, 2026, no realized credit losses have been incurred with respect to the underlying reference loan portfolio.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into an agreement with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie
Mae DUS and Freddie Mac Optigo lending platforms, or our Agency Multifamily Lending Partnership. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie
Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. During the three months ended March 31, 2026, we did not refer any loans to MTRCC.
III. Financings
Loan Portfolio Financings
Our loan portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2026	December 31, 2025
Secured debt	$9,099,002	$10,125,839
Securitizations	2,892,723	2,149,496
Asset-specific debt	961,050	999,810
Total loan portfolio financing	$12,952,775	$13,275,145

Secured Debt
The following table details our secured credit facilities by spread over the applicable base rates as of March 31, 2026 ($ in thousands):

	Three Months Ended March 31, 2026	March 31, 2026
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less(7)	$59,040	$4,350,442	+1.55%	$5,979,079	+3.07%	+1.52%
+ 1.51% to + 1.75%	—	2,141,407	+1.75%	2,819,823	+3.48%	+1.73%
+ 1.76% to + 2.00%	102,261	1,086,492	+2.07%	1,729,600	+2.82%	+0.75%
+ 2.01% or more	—	1,520,661	+2.61%	2,351,849	+4.27%	+1.66%
Total	$161,301	$9,099,002	+1.83%	$12,880,351	+3.36%	+1.53%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the three months ended March 31, 2026.
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
(4)Represents the weighted-average all-in cost as of March 31, 2026 and is not necessarily indicative of the spread applicable to recent or future borrowings.
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

	March 31, 2026
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
CLOs
2026 FL6 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$880,000	$872,024	+ 1.84%	August 2043
Underlying Collateral Assets	19	999,379	999,379	+ 3.04%	September 2029
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	831,250	822,738	+ 2.15%	October 2042
Underlying Collateral Assets	19	997,984	997,984	+ 3.44%	February 2029
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	516,012	516,012	+ 1.60%	May 2038
Underlying Collateral Assets	14	645,605	645,605	+ 3.98%	May 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	475,960	475,960	+ 1.88%	February 2038
Underlying Collateral Assets	10	644,610	644,610	+ 2.76%	January 2027
Total
Senior CLO Securities Outstanding	4	$2,703,222	$2,686,734	+ 1.89%
Underlying Collateral Assets	62	3,287,578	3,287,578	+ 3.27%
Securitizations
European Loan Securitization
Financing Provided	1	$189,501	$187,755	+ 1.65%	July 2030
Underlying Collateral Assets(4)	1	245,066	242,518	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(5)	5	$2,892,723	$2,874,489	+ 1.88%
Underlying Collateral Assets	63	3,532,644	3,530,096	+ 3.27%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees, while all-in cost includes the amortization of deferred origination fees and financing costs. The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which is SOFR for the CLOs and EURIBOR for the European Loan
Securitization. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, owned real estate assets, and cash from repayment proceeds held in certain of our CLOs that may be used to add new eligible collateral assets.
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
(4)We financed our $55.8 million retained interests in the securitization under a repurchase agreement structured without capital markets-based mark-to-market provisions. The amount of the financing is included in other liabilities on our consolidated balance sheets.
(5)During the three months ended March 31, 2026, we recorded $34.7 million of interest expense related to our securitized debt obligations.

Refer to Note 8 and Note 19 to our consolidated financial statements for additional details of our securitized debt obligations.
Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	March 31, 2026
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$961,050	$959,352	+ 2.72%	February 2030
Collateral assets	4	$1,195,137	$1,186,818	+ 4.09%	February 2030

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	March 31, 2026	December 31, 2025
Term loans	$1,919,843	$1,847,726
Senior secured notes	785,316	785,316
Convertible notes	266,157	266,157
Total corporate financing	$2,971,316	$2,899,199

The following table details our outstanding senior term loan facilities, or Term Loans, our outstanding senior secured notes, or Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of March 31, 2026 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)		All-in Cost(1)(2)	Maturity
Term Loans
B-7 Term Loan	450,839	+ 2.50%		+ 2.66%	May 9, 2029
B-8 Term Loan	698,250	+ 2.50%		+ 2.76%	December 19, 2032
B-9 Term Loan	770,754	+ 2.50%		+ 2.80%	December 10, 2030
Total term loans	$1,919,843
Senior Secured Notes
October 2021	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	7.75%	(3)	8.14%	December 1, 2029
Total senior secured notes	$785,316
Convertible Notes
Convertible Notes(4)	$266,157	5.50%		5.79%	March 15, 2027
Total corporate financings	$2,971,316

(1)The B-7 Term Loan and B-9 Term Loan borrowings are subject to a benchmark interest rate floor of 0.50%.
(2)Includes issue discounts, transaction expenses, and/or issuance costs, as applicable, that are amortized through interest expense over the life of each respective financing.
(3)Represents the stated coupon rate of the notes. We have entered into an interest rate swap that effectively converts our fixed rate exposure to a SOFR + 3.95% floating rate exposure. Refer to Note 11 to our consolidated financial statements for further information.
(4)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of March 31, 2026.
Refer to Note 2, Note 10, Note 11, and Note 12 to our consolidated financial statements for further discussion of our Term
Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Loan Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of March 31, 2026 (amounts
in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)	$8,636,374	£2,567,661	€2,234,422	$2,102,077
Floating rate portfolio financings(2)(5)(6)(7)	(6,868,156)	(1,953,983)	(1,576,628)	(1,681,832)
Floating rate corporate financings(8)	(2,369,843)	—	—	—
Net floating rate exposure	$(601,625)	£613,678	€657,794	$420,245
Net floating rate exposure in USD(8)	$(601,625)	$811,712	$759,949	$420,245

(1)Includes Australian Dollar, Canadian Dollar, and Swedish Krona currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Excludes $376.9 million of principal balance on floating rate impaired loans.
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
(9)Represents the U.S. dollar equivalent as of March 31, 2026.
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

IV. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended
March 31, 2026 and December 31, 2025 ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2026	December 31, 2025	$
Income from loans and other investments
Interest and related income	$305,557	$318,848	$(13,291)
Less: Interest and related expenses	220,736	234,932	(14,196)
Income from loans and other investments, net	84,821	83,916	905
Revenue from owned real estate	74,594	75,402	(808)
Total net revenues	159,415	159,318	97
Expenses
Management and incentive fees	14,813	16,434	(1,621)
General and administrative expenses	13,981	13,243	738
Expenses from owned real estate	81,975	78,380	3,595
Total expenses	110,769	108,057	2,712
Increase in current expected credit loss reserve	(55,055)	(18,375)	(36,680)
Income from unconsolidated entities	1,383	7,272	(5,889)
Net loss on disposition of owned real estate	(160)	—	(160)
Other income, net	4	5	(1)
(Loss) income before income taxes	(5,182)	40,163	(45,345)
Income tax provision	1,158	535	623
Net (loss) income	(6,340)	39,628	(45,968)
Net loss (income) attributable to non-controlling interests	43	(68)	111
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(6,297)	$39,560	$(45,857)
Net (loss) income per share of common stock, basic and diluted	$(0.04)	$0.24	$(0.28)

Weighted-average shares of common stock outstanding, basic and diluted	169,078,373	168,167,576	911
Dividends declared per share	$0.47	$0.47	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $0.9 million during the three months ended March 31, 2026 compared to the three months ended December 31, 2025. The increase was primarily driven by lower financing costs, primarily due to the issuance of our FL6 CLO and B-9 Term Loan. This increase was partially offset by (i) a
$490.3 million decrease in the weighted-average principal balance of our loan portfolio, and (ii) declines in floating-rate indices.
Revenue from owned real estate
Revenue from owned real estate decreased by $0.8 million during the three months ended March 31, 2026 compared to the three months ended December 31, 2025. The decrease was primarily due to the seasonality of the operations at our hospitality assets. This was partially offset by the acquisition or consolidation of two owned real estate assets during the three months ended December 31, 2025, as the three months ended March 31, 2026 reflected a full quarter of income recognition compared to a partial period during the three months ended December 31, 2025.

Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, and expenses from owned real estate. Expenses increased by $2.7 million during the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily due to a $6.9 million increase in expenses from owned real estate mainly as a result of the acquisition or consolidation of two owned real estate assets during the three months ended December 31, 2025, as the three months ended March 31, 2026 reflected a full quarter of expense recognition compared to a partial period during the three months ended December 31, 2025, which was partially offset by the benefit from a $3.3 million property tax refund received by one of our owned real estate assets. This was also partially offset by a
$1.6 million decrease in management fees payable to our Manager, due to lower Equity, as defined in our Management
Agreement, primarily resulting from charge-offs of CECL reserves.
Changes in current expected credit loss reserve
During the three months ended March 31, 2026, we recorded a $55.1 million increase in our CECL reserves, as compared to an $18.4 million increase during the three months ended December 31, 2025. The increase during the three months ended March 31, 2026 is primarily due to (i) an increase in our asset-specific CECL reserves, driven by two additional loans that were impaired during the three months ended March 31, 2026, and (ii) an increase in our general CECL reserves driven by new loan originations.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our loan portfolio and changes in broader market conditions, and there may be volatility in the level of our CECL reserves.
Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of March 31, 2026.
Income from unconsolidated entities
During the three months ended March 31, 2026, we recorded income from unconsolidated entities of $1.4 million compared to $7.3 million during the three months ended December 31, 2025. This decrease was primarily due to lower income from our Bank Loan Portfolio Joint Venture as a result of unrealized losses on the fair value adjustment of the portfolio during the three months ended March 31, 2026, compared to unrealized gains during the three months ended
December 31, 2025.
Income tax provision
The income tax provision increased by $0.6 million during the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended March 31, 2026, we declared dividends of $0.47 per share, or $79.3 million in aggregate.
During the three months ended December 31, 2025, we declared dividends of $0.47 per share, or $79.1 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the three months ended
March 31, 2026 and 2025 ($ in thousands, except per share data):

	Three Months Ended March 31,		Change
	2026	2025	$
Income from loans and other investments
Interest and related income	$305,557	$332,057	$(26,500)
Less: Interest and related expenses	220,736	242,233	(21,497)
Income from loans and other investments, net	84,821	89,824	(5,003)
Revenue from owned real estate	74,594	37,033	37,561
Total net revenues	159,415	126,857	32,558
Expenses
Management and incentive fees	14,813	17,235	(2,422)
General and administrative expenses	13,981	12,664	1,317
Expenses from owned real estate	81,975	46,302	35,673
Total expenses	110,769	76,201	34,568
Increase in current expected credit loss reserve	(55,055)	(49,505)	(5,550)
Income (loss) from unconsolidated entities	1,383	(874)	2,257
Net loss on disposition of owned real estate	(160)	—	(160)
Other income, net	4	90	(86)
(Loss) income before income taxes	(5,182)	367	(5,549)
Income tax provision	1,158	718	440
Net loss	(6,340)	(351)	(5,989)
Net loss (income) attributable to non-controlling interests	43	(6)	49
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(6,297)	$(357)	$(5,940)
Net loss per share of common stock, basic and diluted	$(0.04)	$(0.00)	$(0.04)
Weighted-average shares of common stock outstanding, basic and diluted	169,078,373	172,004,888	(2,926,515)
Dividends declared per share	$0.47	$0.47	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $5.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to (i) a $303.5 million decrease in the weighted-average principal balance of our loan portfolio, (ii) an $846.9 million increase in the weighted-average principal balance of our outstanding financing arrangements, (iii) a decline in interest income related to additional loans accounted for under the cost-recovery method or loans that are now accounted for as owned real estate assets during the three months ended March 31, 2026, and (iv) declines in floating-rate indices.
Revenue from owned real estate
Revenue from owned real estate increased by $37.6 million during the three months ended March 31, 2026, primarily due to the acquisition or consolidation of five additional owned real estate assets.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, and expenses from owned real estate. Expenses increased by $34.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a $35.7 million increase in expenses from owned real estate due to the acquisition or consolidation of five additional owned real estate assets. This was partially offset by a
$2.4 million decrease in management fees payable to our Manager, due to lower Equity, as defined in our Management
Agreement, primarily resulting from charge-offs of CECL reserves and repurchases of class A common shares.

Changes in current expected credit loss reserve
During the three months ended March 31, 2026, we recorded a $55.1 million increase in our CECL reserves, as compared to a $49.5 million increase during the three months ended March 31, 2025. The increase during the three months ended
March 31, 2026 was primarily due to (i) an increase in our asset-specific CECL reserves, driven by two additional loans that were impaired during the three months ended March 31, 2026, and (ii) an increase in our general CECL reserves driven by new loan originations.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our loan portfolio and changes in broader market conditions, and there may be volatility in the level of our CECL reserves.
Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of March 31, 2026.
Income (loss) from unconsolidated entities
During the three months ended March 31, 2026, we recorded income from unconsolidated entities of $1.4 million compared to a loss of $0.9 million during the three months ended March 31, 2025. The increase was primarily due to income from our Bank Loan Portfolio Joint Venture, which did not exist during the three months ended March 31, 2025, as well as income from our Net Lease Joint Venture, which incurred a loss during the three months ended March 31, 2025.
Income tax provision
The income tax provision increased by $0.4 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended March 31, 2026, we declared dividends of $0.47 per share, or $79.3 million in aggregate.
During the three months ended March 31, 2025, we declared dividends of $0.47 per share, or $80.6 million in aggregate.
V. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of March 31, 2026, our capitalization structure included $3.4 billion of common equity, $3.0 billion of corporate debt, and $13.0 billion of asset-level financings. Our $3.0 billion of corporate debt includes $1.9 billion of Term Loan borrowings, $785.3 million of Senior Secured Notes, and $266.2 million of
Convertible Notes. Our $13.0 billion of asset-level financings includes $9.1 billion of secured debt, $2.9 billion of securitizations, and $961.1 million of asset-specific debt. Our asset-level financings are generally structured to provide currency, index and term-matched financing without capital markets-based mark-to-market provisions.
As of March 31, 2026, we had $991.8 million of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 6, 7, 8, 9, 10, 11, and 12 to our consolidated financial statements for additional details regarding our other secured debt, secured debt, securitized debt obligations, asset-specific debt, Term Loans, Senior Secured Notes, and
Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2026	December 31, 2025
Debt-to-equity ratio(1)(2)	3.7x	3.9x
Total leverage ratio(1)(3)	4.5x	4.5x

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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$549,153	$452,526
Available borrowings under secured debt	438,678	551,552
Loan principal payments held by servicer, net(1)	3,991	15,626
	$991,822	$1,019,704

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date, which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the three months ended March 31, 2026, we generated cash flow from operating activities of $169.7 million and received $599.3 million from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through provisions of certain of our CLOs, which allow us to effectively replace, for a period of time, a repaid loan in the CLO with additional eligible CLO collateral to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which
9,956,862 shares of class A common stock were available for issuance as of March 31, 2026, and our “at the market”
common stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of March 31, 2026. Refer to Note 14 to our consolidated financial statements for additional details.
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
In October 2025, our board of directors authorized the repurchase of up to $150.0 million of shares of our class A common stock under our repurchase program. Repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the three months ended March 31, 2026, we repurchased 43,765 shares of class A common stock at a weighted-
average price per share of $18.29, for a total cost of $0.8 million. As of March 31, 2026, the amount remaining available for repurchases under the program was $148.8 million.
As of March 31, 2026, we had unfunded commitments of $1.2 billion related to 52 loans receivable and $715.5 million of committed or identified financing for those commitments resulting in net unfunded commitments of $453.4 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 1.8 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2026 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,168,941	$260,622	$828,429	$69,265	$10,625
Principal repayments under secured debt(3)	9,099,002	3,076,162	2,879,343	3,143,497	—
Principal repayments under asset-specific debt(3)	961,050	—	366,601	594,449	—
Principal repayments of term loans(4)	1,919,843	19,239	38,477	1,198,877	663,250
Principal repayments of senior secured notes	785,316	—	335,316	450,000	—
Principal repayments of convertible notes(5)	266,157	266,157	—	—	—
Principal repayments of other secured debt(6)	38,825	—	—	38,825	—
Interest payments(3)(7)	1,945,539	698,877	858,751	387,911	—
Total(8)	$16,184,673	$4,321,057	$5,306,917	$5,882,824	$673,875

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
(6)Amounts are included in other liabilities on our consolidated balance sheets.
(7)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes,
Convertible Notes, and other secured debt. Future interest payment obligations are estimated assuming the interest rates in effect as of March 31, 2026 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(8)Total does not include $2.9 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities	$169,727	$100,516
Cash flows provided by investing activities	220,826	260,939
Cash flows used in financing activities	(292,857)	(18,142)
Net increase in cash and cash equivalents	$97,696	$343,313
We experienced a net increase in cash and cash equivalents of $97.7 million for the three months ended March 31, 2026, compared to a net increase of $343.3 million for the three months ended March 31, 2025. During the three months ended
March 31, 2026, we (i) received $880.0 million of net proceeds from the issuance of a securitized debt obligation, (ii)
received $599.3 million from loan principal collections and sales proceeds, (iii) received a net $72.1 million under our secured term loan borrowings, and (iv) received aggregate distributions of $33.0 million from unconsolidated entities, primarily as a result of our Net Lease Joint Venture refinancing its portfolio through an asset-backed securitization transaction. Also, during the three months ended March 31, 2026, we (i) repaid a net $1.0 billion of secured debt borrowings and asset-specific financings, (ii) funded $290.8 million of loans, (iii) repaid $133.6 million of securitized debt obligations, (iv) paid $79.1 million of dividends on our class A common stock, and (v) invested $58.9 million in unconsolidated entities.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5, 7, 8, and 14 to our consolidated financial statements for further discussion of our investments in unconsolidated entities, secured debt, securitized debt obligations, and equity, respectively.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2026 and December 31, 2025, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income.
Refer to Note 16 to our consolidated financial statements for further discussion of our income taxes.
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
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28,
2026. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio, including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2026.
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
During the three months ended March 31, 2026, our CECL reserves increased by $8.6 million, bringing our total reserves to $304.7 million as of March 31, 2026. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.
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
We evaluate the collectability of receivables related to rental revenue on an individual lease basis and exercise judgment in assessing collectability considering the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors.
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
As of March 31, 2026, we had 13 owned real estate assets that were all classified as held for investment.

VII. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2026 ($ in millions):

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)		All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
1	Mixed-Use	Dublin, IE	8/14/2019	$988	$942	$942	+3.20%		+3.95%	1/29/2027	$272 / sqft	74%	3
2	Hospitality	Diversified, AU	6/24/2022	913	913	908	+4.75%		+4.93%	6/21/2030	$415 / sqft	59%	3
3	Mixed-Use	Austin	6/28/2022	675	539	536	+4.60%		+5.08%	7/9/2029	$448 / sqft	53%	3
4	Mixed-Use	Diversified, Spain	3/22/2018	498	498	498	+3.25%		+3.25%	4/15/2026	n / a	71%	4
5	Industrial	Diversified, SE	3/30/2021	489	489	489	+3.20%		+3.41%	5/18/2027	$88 / sqft	76%	2
6	Self-Storage	Diversified, CAN	2/20/2025	449	449	449	+3.50%		+3.50%	2/9/2030	$154 / sqft	58%	2
7	Industrial	Diversified, US	10/28/2025	419	419	415	+2.65%		+3.01%	11/9/2030	$100 / sqft	78%	3
8	Mixed-Use	New York	12/9/2021	385	384	383	+2.76%		+3.00%	12/9/2026	$131 / sqft	50%	3
9	Industrial	Diversified, UK	4/7/2025	344	344	343	+2.55%		+2.88%	4/7/2030	$341 / sqft	67%	3
10	Office	Chicago	12/11/2018	356	343	345	+1.75%		+1.88%	12/9/2026	$287 / sqft	78%	4
11	Multifamily	London, UK	12/23/2021	341	341	339	+4.25%		+4.95%	6/24/2028	$377,079 / unit	59%	3
12	Industrial	Diversified, UK	5/15/2025	299	299	299	+2.70%		+2.89%	5/15/2028	$141 / sqft	69%	3
13	Office	Seattle	1/26/2022	338	298	297	+4.10%		+4.44%	2/9/2027	$607 / sqft	56%	3
14	Office	Washington, DC	9/29/2021	293	293	293	+2.81%		+3.05%	10/9/2026	$382 / sqft	66%	2
15	Industrial	Diversified, UK	5/6/2022	291	291	291	+3.50%		+3.71%	5/6/2027	$92 / sqft	53%	2
16	Other	Diversified, UK	1/11/2019	290	290	290	+5.20%		+5.06%	6/14/2028	$230 / sqft	74%	3
17	Industrial	Diversified, EUR	6/5/2025	245	245	243	+2.70%		+2.97%	7/19/2030	$66 / sqft	70%	3
18	Office	New York	4/11/2018	243	243	242	+2.25%		+2.62%	3/7/2028	$307 / sqft	52%	4
19	Multifamily	London, UK	7/16/2021	242	234	234	+3.25%		+3.51%	2/15/2027	$239,117 / unit	69%	2
20	Multifamily	Reno	2/23/2022	240	231	231	+2.60%		+2.83%	3/9/2027	$214,474 / unit	74%	3
21	Industrial	Diversified, UK	8/15/2025	271	227	225	+2.65%		+3.13%	10/1/2030	$201 / sqft	70%	3
22	Office	Berlin, DEU	6/27/2019	256	225	225	+1.00%		+1.13%	6/6/2030	$473 / sqft	62%	4
23	Industrial	Diversified, US	2/13/2025	225	208	207	+3.10%		+3.49%	3/9/2030	$727,471 / acre	62%	3
24	Industrial	Diversified, UK	3/28/2025	202	202	201	+2.45%		+2.74%	3/28/2030	$127 / sqft	69%	3
25	Industrial	Diversified, UK	4/11/2025	198	198	197	+2.40%		+2.77%	4/11/2030	$113 / sqft	69%	3
26	Office	New York	7/23/2021	244	184	184	-1.30%	(7)	-1.03%	8/9/2028	$596 / sqft	53%	4
27	Retail	Diversified, UK	3/9/2022	179	179	179	+2.75%		+2.88%	8/15/2028	$152 / sqft	55%	2
28	Multifamily	Dallas	1/27/2022	178	178	179	+8.10%		+8.10%	2/9/2027	$116,020 / unit	n/m	5
29	Industrial	Diversified, EUR	12/17/2025	172	172	170	+3.25%		+3.61%	12/17/2030	$87 / sqft	66%	3
30	Hospitality	Los Angeles	3/7/2022	156	156	156	+3.45%		+3.66%	6/9/2026	$624,000 / key	64%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
31	Self-Storage	London, UK	11/18/2021	$150	$150	$149	+3.25%	+3.51%	11/18/2026	$190 / sqft	65%	2
32	Multifamily	Melbourne, AU	1/10/2025	148	148	148	+3.85%	+4.52%	1/10/2028	$446,837 / unit	76%	3
33	Multifamily	San Jose	4/2/2025	182	148	147	+2.35%	+2.76%	4/9/2030	$316,910 / unit	67%	3
34	Multifamily	Dublin, IE	12/15/2021	145	143	143	+2.75%	+3.05%	12/9/2026	$358,264 / unit	79%	3
35	Industrial	Diversified, UK	11/12/2025	151	142	140	+2.80%	+3.21%	11/7/2029	$123 / sqft	72%	3
36	Mixed-Use	New York	1/17/2020	183	140	140	+3.12%	+3.44%	2/9/2028	$111 / sqft	43%	3
37	Multifamily	Manchester, UK	6/30/2025	138	138	137	+2.30%	+2.65%	6/30/2029	$295,195 / unit	63%	3
38	Office	London, UK	12/20/2019	135	135	135	4.00%	4.00%	3/31/2029	$685 / sqft	68%	4
39	Industrial	Diversified, US	2/2/2026	134	134	133	+2.32%	+2.68%	2/9/2031	$126 / sqft	70%	3
40	Office	San Jose	8/24/2021	156	129	125	+2.71%	+8.31%	9/9/2028	$302 / sqft	65%	4
41	Office	Diversified, UK	11/23/2018	128	128	127	+3.50%	+3.74%	11/15/2029	$1,062 / sqft	50%	3
42	Multifamily	Los Angeles	9/14/2021	128	127	127	+2.81%	+3.05%	10/9/2026	$256,954 / unit	75%	3
43	Multifamily	Miami	11/27/2024	125	125	124	+2.80%	+3.17%	12/9/2029	$260,417 / unit	71%	3
44	Retail	San Diego	8/27/2021	122	122	122	+3.11%	+3.36%	9/9/2026	$464 / sqft	58%	3
45	Life Sciences/ Studio	Boston	5/13/2021	143	122	122	3.25%	3.25%	9/9/2030	$608 / sqft	64%	4
46	Office	Houston	7/15/2019	136	122	122	+3.01%	+3.22%	8/9/2028	$220 / sqft	58%	3
47	Multifamily	Denver	11/26/2025	120	120	119	+2.35%	+2.71%	12/9/2030	$469,762 / unit	65%	3
48	Multifamily	Miami	6/1/2021	120	120	119	+2.65%	+2.95%	6/9/2029	$298,507 / unit	61%	3
49	Office	Miami	3/28/2022	120	119	119	+2.55%	+2.79%	4/9/2027	$313 / sqft	69%	3
50	Multifamily	Diversified, UK	3/29/2021	115	115	114	+4.52%	+4.40%	12/17/2026	$50,125 / unit	61%	3
51	Multifamily	Phoenix	12/29/2021	110	110	110	+2.85%	+3.11%	7/9/2027	$189,003 / unit	64%	3
52	Multifamily	Tampa	2/15/2022	106	106	105	+2.85%	+3.09%	3/9/2027	$241,972 / unit	73%	2
53	Life Sciences/ Studio	Los Angeles	6/28/2019	106	106	106	+8.75%	+8.75%	2/1/2026	$531 / sqft	n/m	5
54	Industrial	Diversified, FR	12/11/2025	105	105	104	+2.65%	+3.00%	12/11/2030	$69 / sqft	68%	3
55	Office	Orange County	8/31/2017	105	105	105	+2.62%	+2.62%	9/9/2026	$162 / sqft	58%	4
56	Office	Chicago	9/30/2021	104	104	104	5.00%	5.00%	10/9/2029	$115 / sqft	43%	3
57	Multifamily	Washington, DC	11/17/2025	105	104	103	+2.50%	+2.83%	12/9/2030	$292,642 / unit	72%	3
58	Mixed-Use	New York	3/10/2020	103	103	103	+3.00%	+3.01%	7/11/2029	$628 / sqft	48%	2
59	Multifamily	Various, TX	10/15/2025	105	102	101	+2.60%	+2.93%	11/9/2030	$226,659 / unit	73%	3
60	Industrial	Diversified, US	5/22/2025	115	101	101	+3.00%	+3.36%	6/9/2030	$859,363 / acre	56%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
61	Hospitality	Honolulu	1/30/2020	$99	$99	$99	+3.50%	+3.50%	2/9/2027	$270,109 / key	63%	3
62	Retail	New York	9/24/2025	121	99	98	+3.35%	+3.76%	10/9/2030	$133 / sqft	56%	3
63	Multifamily	Miami	3/29/2022	99	99	100	+6.84%	+7.68%	4/9/2027	$276,125 / unit	75%	4
64	Multifamily	Diversified, NL	3/27/2025	99	99	99	+2.70%	+2.97%	3/31/2028	$116,897 / unit	62%	2
65	Hospitality	Honolulu	3/13/2018	98	98	98	+3.11%	+3.36%	4/9/2027	$152,536 / key	50%	3
66	Industrial	Diversified, BE	3/7/2025	109	98	97	+2.75%	+3.32%	3/7/2030	$40 / sqft	57%	2
67	Office	Washington, DC	12/21/2021	103	97	97	+2.70%	+2.93%	1/9/2027	$333 / sqft	68%	4
68	Multifamily	San Antonio	3/20/2025	97	97	96	+2.80%	+3.16%	4/9/2030	$449,074 / unit	72%	3
69	Multifamily	Phoenix	10/1/2021	96	96	97	+2.13%	+2.66%	1/9/2029	$221,705 / unit	77%	4
70	Multifamily	Philadelphia	10/28/2021	96	96	95	+3.00%	+3.24%	11/9/2026	$353,704 / unit	79%	3
71	Multifamily	Seattle	9/13/2024	94	94	94	+3.25%	+3.49%	11/9/2027	$509,389 / unit	68%	3
72	Multifamily	Orlando	10/27/2021	93	93	93	+2.61%	+2.85%	11/9/2026	$155,612 / unit	75%	3
73	Mixed-Use	San Francisco	6/14/2022	106	90	91	+2.95%	+3.20%	7/9/2027	$187 / sqft	76%	4
74	Hospitality	Boston	3/3/2022	89	89	89	+2.75%	+3.09%	3/9/2027	$404,364 / key	64%	3
75	Multifamily	Charlotte	7/29/2021	82	82	82	+2.76%	+3.59%	8/9/2027	$223,735 / unit	78%	3
76	Hospitality	Diversified, US	8/27/2021	79	79	78	+4.60%	+4.84%	9/9/2026	$116,598 / key	67%	3
77	Multifamily	Tampa	12/21/2021	74	74	74	+2.70%	+2.94%	1/9/2027	$217,353 / unit	77%	3
78	Retail	Utrecht, NL	5/30/2025	72	72	72	+2.80%	+3.16%	5/30/2030	$170 / sqft	62%	2
79	Multifamily	Las Vegas	3/31/2022	68	68	68	+2.80%	+3.04%	4/9/2027	$149,295 / unit	71%	3
80	Multifamily	Miami	7/31/2025	68	68	68	+2.60%	+2.96%	8/9/2030	$229,730 / unit	72%	3
81	Multifamily	Melbourne, AU	6/13/2025	252	66	65	+4.75%	+6.21%	8/8/2029	$139,135 / unit	76%	3
82	Office	Nashville	6/30/2021	65	62	62	+2.95%	+3.20%	7/9/2026	$256 / sqft	71%	3
83	Office	Los Angeles	4/6/2021	62	62	62	6.00%	6.00%	1/9/2030	$254 / sqft	65%	2
84	Hospitality	Bermuda	4/26/2024	69	61	61	+4.95%	+5.62%	5/9/2029	$693,780 / key	39%	2
85	Office	New York	5/28/2025	68	61	61	+3.25%	+3.66%	6/9/2030	$397 / sqft	60%	1
86	Hospitality	Napa Valley	4/29/2022	60	60	59	+2.65%	+2.93%	4/9/2028	$626,382 / key	66%	2
87	Multifamily	Seattle	10/28/2021	59	59	59	+2.95%	+3.18%	11/9/2027	$180,070 / unit	70%	3
88	Multifamily	Phoenix	12/17/2021	58	58	58	+2.70%	+2.97%	1/9/2028	$209,601 / unit	69%	3
89	Office	Miami	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	$122 / sqft	65%	2
90	Industrial	Minneapolis	12/12/2024	61	58	57	+2.85%	+3.23%	1/9/2030	$82 / sqft	59%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
91	Multifamily	Salt Lake City	7/30/2021	$58	$58	$57	+2.95%	+3.22%	8/9/2027	$208,436 / unit	73%	3
92	Multifamily	Atlanta	10/17/2025	57	56	56	+2.30%	+2.57%	11/9/2030	$212,121 / unit	64%	3
93	Office	Denver	8/5/2021	56	55	55	+2.96%	+3.21%	8/9/2026	$206 / sqft	70%	4
94	Office	Denver	4/7/2022	57	55	55	+3.25%	+3.50%	4/9/2027	$160 / sqft	59%	3
95	Mixed-Use	New York	6/25/2025	221	54	52	+3.75%	+4.36%	12/25/2028	$96,194 / unit	44%	3
96	Industrial	Diversified, US	12/14/2018	54	54	54	+3.01%	+3.41%	1/9/2027	$40 / sqft	57%	1
97	Multifamily	Los Angeles	7/28/2021	53	53	53	+2.75%	+3.12%	8/9/2026	$300,083 / unit	71%	3
98	Self-Storage	Diversified, US	2/18/2025	53	53	52	+3.10%	+3.47%	3/9/2030	$90 / sqft	67%	3
99	Multifamily	Denver	3/19/2025	51	51	51	+2.60%	+2.92%	5/9/2030	$221,739 / unit	64%	3
100	Hospitality	Waimea	2/27/2025	50	50	50	+2.80%	+2.92%	2/9/2030	$823,353 / key	52%	2
101	Office	Los Angeles	8/22/2019	50	50	50	+2.66%	+2.90%	3/9/2027	$288 / sqft	63%	4
102	Multifamily	Los Angeles	7/20/2021	48	48	48	+2.86%	+3.11%	8/9/2026	$366,412 / unit	60%	3
103	Multifamily	Dallas	12/23/2025	45	45	44	5.74%	6.45%	1/1/2031	$148,333 / unit	77%	3
104	Multifamily	Columbus	12/8/2021	44	44	44	+2.75%	+2.99%	12/9/2026	$144,479 / unit	69%	2
105	Multifamily	Dublin, IE	12/8/2025	40	40	40	+2.65%	+2.87%	12/2/2030	$351,613 / unit	73%	3
106	Multifamily	Las Vegas	3/31/2022	39	39	39	+2.80%	+3.04%	4/9/2027	$155,163 / unit	72%	3
107	Multifamily	Savannah	10/10/2025	40	38	37	+2.85%	+2.94%	11/9/2030	$241,935 / unit	69%	3
108	Office	Canberra, AU	5/8/2025	37	37	36	+3.80%	+3.98%	5/8/2028	$415 / sqft	75%	3
109	Office	Atlanta	5/27/2025	51	36	35	+3.65%	+4.03%	6/9/2030	$121 / sqft	39%	2
110	Multifamily	Los Angeles	3/1/2022	35	35	35	+3.00%	+3.17%	3/9/2027	$372,340 / unit	72%	3
111	Retail	Hamburg, DEU	3/19/2026	42	33	32	+2.90%	+3.40%	3/4/2030	$108 / sqft	65%	3
112	Mixed-Use	New York	2/21/2025	24	24	24	+3.25%	+3.52%	3/9/2030	$775 / sqft	59%	3
113	Office	Austin	4/15/2021	24	22	22	+3.06%	+3.13%	12/9/2029	$155 / sqft	40%	2
114	Multifamily	Las Vegas	8/4/2021	22	22	22	+2.86%	+3.11%	8/9/2026	$180,000 / unit	73%	3
115	Multifamily	Atlanta	5/9/2025	21	21	21	+2.85%	+2.94%	5/9/2030	$205,882 / unit	65%	3
Subtotal: Senior loan portfolio				$18,181	$17,144	$17,089	+3.16%	+3.49%	2.4 yrs		65%	3.0

Subordinate Loan Portfolio(8)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
116	Office	Los Angeles	11/22/2019	$129	$119	$119	+2.50%	+2.50%	12/9/2027	$807 / sqft	69%	4
117	Office	Orange County	8/31/2017	64	59	42	n/m (9)	n/m	9/9/2026	$337 / sqft	n/m	5
118	Life Sciences/ Studio	San Francisco	11/10/2021	72	57	57	+8.71%	+8.92%	12/9/2026	$529 / sqft	66%	4
119	Industrial	Diversified, US	3/10/2025	56	56	56	+5.00%	+5.12%	3/9/2030	$111 / sqft	70%	3
120	Multifamily	Los Angeles	12/30/2021	42	36	36	+8.80%	+9.11%	1/9/2030	$515,378 / unit	50%	3
121	Multifamily	London, UK	7/18/2025	29	29	29	+8.98%	+9.38%	7/5/2030	$739,765 / unit	69%	3
122	Other	Manassas, VA	1/9/2026	26	26	25	12.98%	14.23%	1/9/2031	$9,840,909 / MW	64%	3
123	Office	Austin	4/15/2021	24	24	20	n/m (9)	n/m	12/9/2029	$382 / sqft	n/m	5
124	Industrial	New York	1/8/2026	23	23	19	5.79%	9.67%	1/9/2031	$12 / sqft	63%	3
125	Hospitality	Miami	5/2/2025	23	21	21	+9.50%	+10.15%	5/9/2030	$947,029 / key	53%	3
126	Mixed-Use	New York	5/20/2025	28	17	17	10.00%	10.06%	10/1/2034	$1,038 / sqft	59%	3
127	Office	London, UK	12/20/2019	14	14	14	n/m (9)	n/m	3/31/2029	$832 / sqft	n/m	5
128	Office	Chicago	9/30/2021	44	11	11	n/m (9)	n/m	10/9/2029	$158 / sqft	n/m	5
129	Other	Honolulu	3/2/2026	41	5	4	+9.72%	+11.54%	3/9/2032	$65 / sqft	69%	3
130	Life Sciences/ Studio	Boston	5/13/2021	15	—	—	n/m (9)	n/m	9/9/2030	$644 / sqft	n/m	5
Subtotal: subordinate loan portfolio				$628	$496	$469	+6.53%	+7.01%	3.1 yrs		65%	3.7

Subtotal: loans receivable portfolio				$18,808	$17,639	$17,558
Total CECL reserve						(292)
Total loans receivable portfolio				$18,808	$17,639	$17,266	+3.23%	+3.46%	2.4 yrs		65%	3.0

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
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR,
CORRA, and other indices as applicable to each loan. As of March 31, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to
SOFR. The remaining 3% of our loans by principal balance earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised; however, our loans may be repaid prior to such date. Excludes loans accounted for under the cost-
recovery and nonaccrual methods, if any.
(7)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 2.36% as of March 31, 2026.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Loan Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the impact on our net interest income, presented net of implied changes in incentive fees, for the twelve-month period following March 31, 2026, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended March 31, 2026 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of March 31, 2026(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)	$16,716,124	$66,433	$133,014	$(64,463)	$(114,423)
Floating rate liabilities(5)(6)(7)	(15,325,843)	(61,303)	(122,607)	61,303	122,607
Net exposure	$1,390,281	$5,130	$10,407	$(3,160)	$8,184

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
(4)Excludes $376.9 million of principal balance on floating rate impaired loans.
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
Loan Portfolio Value
As of March 31, 2026, 97% of our loans by principal balance earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of March 31, 2026, we had an aggregate $84.9 million asset-specific CECL reserve related to seven of our loans receivable, with an aggregate amortized cost basis of $372.2 million, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of March 31,
2026.
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

Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of March 31, 2026.
The following tables outline our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	March 31, 2026
	GBP	EUR	All Other(1)
Foreign currency assets	£2,762,416	€2,263,111	$2,142,617
Foreign currency liabilities	(1,964,193)	(1,582,400)	(1,690,189)
Foreign currency contracts – notional	(791,078)	(698,366)	(444,052)
Net exposure to exchange rate fluctuations	£7,145	€(17,655)	$8,376
Net exposure to exchange rate fluctuations in USD(2)	$9,450	$(20,397)	$8,376

(1)Includes Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Represents the U.S. Dollar equivalent as of March 31, 2026.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
March 31, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under “Part I, Item 1A. Risk Factors” of our
Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(2)
January 1 - January 31, 2026	200	$18.75	200	$149,619
February 1 - February 28, 2026	100	18.75	100	149,617
March 1 - March 31, 2026	43,465	18.29	43,465	148,822
Total	43,765	$18.29	43,765	$148,822

(1)The average price paid per share is calculated on a trade date basis and excludes associated commissions.
(2)In October 2025, our board of directors authorized the repurchase of up to $150.0 million of shares of our class A common stock under our repurchase program. Repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See Note 14 to our consolidated financial statements and “Part I. Item 2. Management’s
Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —
Uses of Liquidity” for further information regarding this repurchase program, including activity during October
2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, two of our officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c)
under the Exchange Act. Marcin Urbaszek, our Chief Financial Officer, adopted a Rule 10b5-1 sales plan on February 27,
2026 that provides for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of an aggregate of 15,337 shares of restricted stock granted on December 15, 2025, held by Mr.
Urbaszek. The number of shares to be sold under the plan is unknown, as the number of shares will vary based on the extent to which vesting conditions are satisfied and the market price of our class A common stock at the time of vesting.
Mr. Urbaszek’s Rule 10b5-1 sales plan will expire on December 31, 2028, subject to the plan’s earlier expiration or completion in accordance with its terms. F. Austin Peña, our President, adopted a Rule 10b5-1 sales plan on March 26,
2026 that provides for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of an aggregate 36,843 shares of restricted stock granted on December 15, 2025, held by Mr. Peña.
The number of shares to be sold under the plan is unknown, as the number of shares will vary based on the extent to which vesting conditions are satisfied and the market price of our class A common stock at the time of vesting. Mr. Peña’s Rule
10b5-1 sales plan will expire on December 31, 2028, subject to the plan’s earlier expiration or completion in accordance with its terms.

ITEM 6.	EXHIBITS

10.1
Fourteenth Amendment to Term Loan Credit Agreement, dated as of January 14, 2026, by and among
Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and
JPMorgan Chase Bank, N.A., as administrative agent.

10.2
Second Amendment to Guaranty, dated as of February 27, 2026, by and between Blackstone Mortgage Trust,
Inc, Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity
Company, Parlex 3A EUR IE Issuer Designated Activity Company, and Parlex 3A SEK IE Issuer Designated
Activity Company , Perpetual Corporate Trust Limited As Trustee of the Parlex 2022-1 Issuer Trust, Barclays
Bank PLC, Silver Holdco I, LLC and Silver Holdco II, LLC, 345-50 Partners, LLC, 345-40 Partners, LLC,
345-2 Partners, LLC, 42-16 Partners, LLC, and U.S. Bank Trustees Limited

10.3	First Amendment to Amended and Restated Limited Guaranty, dated as of February 24, 2026, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BLACKSTONE MORTGAGE TRUST, INC.

April 29, 2026	/s/ Timothy S. Johnson
Date	Timothy S. Johnson
Chief Executive Officer
(Principal Executive Officer)

April 29, 2026	/s/ Marcin Urbaszek
Date	Marcin Urbaszek
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)