Form 10-Q
period 2026-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2026-07-30
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of July 23, 2026 was 168,543,591

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

PART I.
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$432,833	$452,526
Loans receivable	17,334,730	18,069,134
Current expected credit loss reserve	(397,835)	(284,440)
Loans receivable, net	16,936,895	17,784,694
Owned real estate, net	1,296,989	1,134,975
Investments in unconsolidated entities (includes $136,158 and $111,010 at fair value as of June 30, 2026 and December 31, 2025, respectively)	322,060	217,488
Other assets	415,265	413,263
Total Assets	$19,404,042	$20,002,946
Liabilities and Equity
Secured debt, net	$8,708,944	$10,117,292
Securitized debt obligations, net	2,732,964	2,139,719
Asset-specific debt, net	971,305	997,746
Term loans, net	1,878,562	1,808,000
Senior secured notes, net	1,217,499	784,876
Convertible notes, net	265,310	264,745
Other liabilities	364,871	386,178
Total Liabilities	16,139,455	16,498,556
Commitments and contingencies (Note 21)
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 168,543,591 and 168,259,023 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,685	1,683
Additional paid-in capital	5,440,390	5,430,542
Accumulated other comprehensive income	11,234	12,113
Accumulated deficit	(2,191,769)	(1,945,428)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,261,540	3,498,910
Non-controlling interests	3,047	5,480
Total Equity	3,264,587	3,504,390
Total Liabilities and Equity	$19,404,042	$20,002,946

Note: The consolidated balance sheets as of June 30, 2026 and December 31, 2025 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated
VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of June 30, 2026 and December 31,
2025, assets of the consolidated VIEs totaled $3.9 billion and $3.3 billion, respectively, and liabilities of the consolidated
VIEs totaled $2.8 billion and $2.2 billion, respectively. Refer to Note 19 for further discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from loans and other investments
Interest and related income	$309,748	$359,537	$615,305	$691,594
Less: Interest and related expenses	227,182	264,727	447,918	506,960
Income from loans and other investments, net	82,566	94,810	167,387	184,634
Revenue from owned real estate	75,497	38,812	150,091	75,845
Total net revenue	158,063	133,622	317,478	260,479
Expenses
Management and incentive fees	14,641	17,036	29,454	34,271
General and administrative expenses	14,918	13,526	28,899	26,190
Expenses from owned real estate	81,440	47,796	163,415	94,098
Total expenses	110,999	78,358	221,768	154,559
Increase in current expected credit loss reserve	(134,403)	(45,593)	(189,458)	(95,098)
Income (loss) from unconsolidated entities	8,570	(2,015)	9,953	(2,889)
Net loss on disposition of owned real estate	—	—	(160)	—
Other income, net	3	231	7	321
(Loss) income before income taxes	(78,766)	7,887	(83,948)	8,254
Income tax provision	2,501	903	3,659	1,621
Net (loss) income	(81,267)	6,984	(87,607)	6,633
Net loss (income) attributable to non-controlling interests	45	(15)	88	(21)
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(81,222)	$6,969	$(87,519)	$6,612
Net (loss) income per share of common stock, basic and diluted	$(0.48)	$0.04	$(0.52)	$0.04
Weighted-average shares of common stock outstanding, basic and diluted	168,964,515	171,893,905	169,021,130	171,949,090
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(81,267)	$6,984	$(87,607)	$6,633
Other comprehensive income (loss)
Unrealized (loss) gain on foreign currency translation	(8,755)	145,481	(37,156)	206,382
Realized and unrealized gain (loss) on derivative financial instruments	10,615	(143,268)	35,087	(203,663)
Unrealized gain (loss) on derivative financial instruments from unconsolidated entities	1,517	(1,006)	1,190	(1,189)
Other comprehensive income (loss)	3,377	1,207	(879)	1,530
Comprehensive (loss) income	(77,890)	8,191	(88,486)	8,163
Comprehensive loss (income) attributable to non- controlling interests	45	(15)	88	(21)
Comprehensive (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(77,845)	$8,176	$(88,398)	$8,142
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	$1,683	$5,430,542	$12,113	$(1,945,428)	$3,498,910	$5,480	$3,504,390
Repurchases of class A common stock	(1)	(801)	—	—	(802)	—	(802)
Restricted class A common stock earned	5	6,484	—	—	6,489	—	6,489
Dividends reinvested	—	160	—	—	160	—	160
Deferred directors’ compensation	—	198	—	—	198	—	198
Net (loss) income	—	—	—	(6,297)	(6,297)	(43)	(6,340)
Other comprehensive income	—	—	(4,256)	—	(4,256)	—	(4,256)
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(79,442)	(79,442)	—	(79,442)
Distributions to non-controlling interests	—	—	—	—	—	(2,345)	(2,345)
Balance at March 31, 2026	$1,687	$5,436,583	$7,857	$(2,031,167)	$3,414,960	$3,092	$3,418,052
Repurchases of class A common stock	(2)	(3,032)	—	—	(3,034)	—	(3,034)
Restricted class A common stock earned	—	6,476	—	—	6,476	—	6,476
Dividends reinvested	—	164	—	—	164	—	164
Deferred directors’ compensation	—	199	—	—	199	—	199
Net loss	—	—	—	(81,222)	(81,222)	(45)	(81,267)
Other comprehensive income	—	—	3,377	—	3,377	—	3,377
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(79,380)	(79,380)	—	(79,380)
Balance at June 30, 2026	$1,685	$5,440,390	$11,234	$(2,191,769)	$3,261,540	$3,047	$3,264,587

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

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(87,607)	$6,633
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash compensation expense	13,362	14,268
Amortization of deferred fees on loans	(34,353)	(26,838)
Amortization of deferred financing costs and premiums/discounts on debt obligations	18,347	18,962
Payment-in-kind interest, net of interest received	(9,049)	(8,450)
Increase in current expected credit loss reserve	189,458	95,098
Straight-line rental income	(4,036)	(1,716)
Depreciation and amortization of owned real estate	41,197	32,918
Net loss on disposition of owned real estate	160	—
(Income) loss from unconsolidated entities	(9,953)	2,889
Distributions of earnings from unconsolidated entities	16,078	—
Unrealized loss on derivative financial instruments, net	3,288	3,024
Realized gain on derivative financial instruments, net	(10,764)	(10,634)
Changes in assets and liabilities, net
Other assets	112,315	27,313
Other liabilities	(3,503)	4,282
Net cash provided by operating activities	234,940	157,749
Cash flows from investing activities
Principal fundings of loans receivable	(1,449,551)	(3,440,030)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	1,794,016	3,408,253
Origination and other fees received on loans receivable	22,058	30,475
Investment in debt securities	(66,650)	—
Payments under derivative financial instruments	(48,412)	(127,982)
Receipts under derivative financial instruments	25,859	94,364
Collateral deposited under derivative agreements	(135,830)	(343,500)
Return of collateral deposited under derivative agreements	157,850	261,890
Investment in unconsolidated entities	(136,041)	(107,712)
Return of capital from unconsolidated entities	26,534	—
Proceeds from disposition of owned real estate	15,148	—
Capital expenditures on owned real estate	(18,958)	(6,846)
Net cash provided by (used in) investing activities	186,023	(231,088)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities
Borrowings under secured debt	$1,434,395	$2,525,536
Repayments under secured debt	(2,781,133)	(2,072,147)
Proceeds from issuance of securitized debt obligations	880,000	831,250
Repayments of securitized debt obligations	(275,561)	(169,926)
Borrowings under asset-specific debt	26,322	230,699
Repayments under asset-specific debt	(48,000)	(936,274)
Repayments of loan participations	—	(54,028)
Net proceeds from term loan borrowings	72,117	—
Repayments and repurchases of term loans	(4,810)	(3,690)
Proceeds from issuance of senior secured notes	450,000	—
Payment of deferred financing costs	(27,416)	(28,541)
Distributions to non-controlling interests	(2,345)	(137)
Dividends paid on class A common stock	(158,363)	(161,856)
Repurchases of class A common stock	(3,836)	(31,686)
Net cash (used in) provided by financing activities	(438,630)	129,200
Net (decrease) increase in cash and cash equivalents	(17,667)	55,861
Cash and cash equivalents at beginning of period	452,526	323,483
Effects of currency translation on cash and cash equivalents	(2,026)	8,705
Cash and cash equivalents at end of period	$432,833	$388,049
Supplemental disclosure of cash flows information
Payments of interest	$(426,789)	$(483,544)
Payments of income taxes	$(5,308)	$(1,748)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(79,215)	$(80,649)
Loan principal payments held by servicer, net	$3,874	$91,996
Transfer of senior loans to owned real estate	$180,416	$34,721
Assumption of other assets and liabilities related to owned real estate	$10,572	$10,323
Accrued capital expenditures on owned real estate	$312	$—
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
Certain prior period amounts have been reclassified to conform to the current period presentation, including changes to the presentation of certain income and expense captions and loans receivable disclosures.
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
When the requirements for consolidation are not met and we have significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Investments in unconsolidated entities for which we have not elected the fair value option, or FVO, are initially recorded at cost and subsequently adjusted for our pro rata share of net income, contributions and distributions. When we elect the FVO, we record our share of the net asset value of the entity and any related unrealized gains and losses.
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
In 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, which we refer to as our Net Lease Joint Venture. Our aggregate ownership interest in our Net Lease Joint
Venture was 75% as of June 30, 2026. We do not consolidate our Net Lease Joint Venture as we do not have a controlling financial interest. Our investment in our Net Lease Joint Venture is accounted for under the equity method, and is recorded in investments in unconsolidated entities on our consolidated balance sheets, and our pro rata share of income (loss) is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
In 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, which we refer to as our Bank Loan Portfolio Joint Venture. During 2025, our Bank Loan
Portfolio Joint Venture acquired two portfolios of performing commercial mortgage loans. Our aggregate ownership interest in our Bank Loan Portfolio Joint Venture was 35% as of June 30, 2026. We do not consolidate our Bank Loan
Portfolio Joint Venture as we do not have a controlling financial interest. Our investment in our Bank Loan Portfolio Joint
Venture is accounted for using the FVO, and is recorded in investments in unconsolidated entities on our consolidated balance sheets, and our pro rata share of any unrealized gains and losses is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
In the second quarter of 2026, we entered into a joint venture with an unaffiliated third-party, alongside a Blackstone-
advised investment vehicle, to acquire an initial $286.7 million portfolio of construction loans collateralized by single family homes, and to continue to acquire and fund such loans in the future, which we refer to as our Homebuilder Finance
Joint Venture. Our aggregate ownership interest in our Homebuilder Finance Joint Venture was 45% as of June 30, 2026.
We do not consolidate our Homebuilder Finance Joint Venture as we do not have a controlling financial interest. Our investment in our Homebuilder Finance Joint Venture is accounted for using the FVO, and is recorded in investments in unconsolidated entities on our consolidated balance sheets, and our pro rata share of any unrealized gains and losses is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
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
We determine if an arrangement is a lease at contract inception, which is subject to the provisions of Financial Accounting
Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842 “Leases.” Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. We begin to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both June 30, 2026 and December 31, 2025, we had no restricted cash on our consolidated balance sheets.
Loans Receivable
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost.
Current Expected Credit Losses Reserve
The current expected credit loss, or CECL, reserve required under the ASC Topic 326 “Financial Instruments – Credit
Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our loans and notes receivable included in our consolidated balance sheets. Changes to the CECL reserves are recognized through net income on our consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL reserves, it does specify the reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
We estimate our CECL reserves primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in FASB Staff Q&A Topic 326, No. 1.
The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2026. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Unique Loans: a probability of default and loss given default model, assessed on an individual basis. During the three months ended June 30, 2026, we reassessed the pooling of certain loans previously classified within our
Unique Loans pool. Based on our reassessment, we determined that these loans share risk characteristics materially similar to loans in our U.S. Loans and Non-U.S. Loans pools, as evaluated under our internal risk rating framework. Accordingly, consistent with ASC 326, which requires assets with similar risk characteristics to be evaluated on a collective basis wherever similar risk characteristics exist within a pool of similar assets, we have reclassified these loans into our U.S. Loans and Non-U.S. Loans pools, as applicable based on the geographic location of the underlying collateral. This reclassification did not have a material impact on our total CECL reserves as of June 30, 2026.
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2026.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’
estimated useful lives of up to 40 years for buildings, 15 years for land improvements, and 10 years for building and tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Lease intangibles are amortized over the remaining term of applicable leases on a straight-
line basis. The cost of ordinary repairs and maintenance are expensed as incurred.
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
Real estate assets are classified as held for sale in the period when they meet the criteria under the ASC Topic 360
“Property, Plant, and Equipment.” Once a real estate asset is classified as held for sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less cost to sell. If circumstances arise and we decide not to sell a real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held for investment, and (ii) its estimated fair value at the time of reclassification.
As of June 30, 2026 and December 31, 2025, we had 14 and 12 owned real estate assets, respectively, that were all classified as held for investment.
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
Revenue Recognition
For loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs, we recognize our allocable portion of origination, servicing, and other fees in other income when we have satisfied our performance obligations in accordance with the ASC Topic 606, “Revenue from Contracts with Customers,” or ASC 606. Our performance obligations are generally satisfied when the loan is referred by us to MTRCC and subsequently originated and sold under the Fannie Mae and Freddie Mac programs. A portion of the fees recognized, such as servicing fees, are variable and are reevaluated for collectibility on a recurring basis.
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
In addition, we will recognize a liability for these loss-sharing obligations. This liability will be initially recognized at fair value with a corresponding expense at inception, and it will subsequently be amortized on a straight-line basis over the life of the loss-sharing obligation. This liability is included within other liabilities in our consolidated balance sheets. As of
June 30, 2026, our maximum loss-sharing obligation associated with the loans referred by us to MTRCC under the Fannie
Mae program was $5.5 million, and we have recorded related liabilities of $32 thousand. There have been no losses incurred as a result of the loss-sharing obligations.

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
On a quarterly basis, we also formally assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in net income prospectively. Our net investment hedges are assessed using a method based on changes in spot exchange rates. Gains and losses, representing hedge components excluded from the assessment of effectiveness, are recognized in interest and related income on our consolidated statements of operations over the contractual term of our net investment hedges on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. All other changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of accumulated other comprehensive income (loss) on our consolidated financial statements. Deferred gains and losses are reclassified out of accumulated other comprehensive income (loss) and into net income in the same period or periods during which the hedged transaction affects earnings, and are presented in the same line item as the earnings effect of the hedged item. For cash flow hedges, this is typically when the periodic swap settlements are made, while for net investment hedges, this occurs when the hedged item is sold or substantially liquidated.
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
Fair Value Measurements
The ASC Topic 820, “Fair Value Measurements and Disclosures,” or ASC 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
We have elected the FVO for two of our investments in unconsolidated entities, our Bank Loan Portfolio Joint Venture and
Homebuilder Finance Joint Venture, and therefore report these investments at fair value. Given the fair value of these investments are not readily determinable, the net asset value of the entities are used as a practical expedient.
As of June 30, 2026, we had an aggregate $219.5 million asset-specific CECL reserve related to nine of our loans receivable with an aggregate amortized cost basis of $695.2 million, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of June 30, 2026. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs employed include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 4.9% to 8.5%, and the unlevered discount rate assumption, which ranged from 9.3% to 15.0%.
During the six months ended June 30, 2026, we acquired legal title to two owned real estate assets through foreclosure transactions. At the time of each acquisition, we determined the fair value of the real estate assets based on a variety of inputs, as applicable, including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. The owned real estate assets were measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs employed include (i) the exit capitalization rate assumption used to forecast the future sale price of the assets, which ranged from 5.8% to 6.5%, and (ii) the unlevered discount rate assumption, which ranged from
8.0% to 11.0%. Refer to Notes 4 and 18 for further information.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets,” which amends the guidance in ASC 326. This update provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendment notes that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, and early adoption is permitted. We recognize revenue from our Agency Multifamily Lending Partnership and income from our hospitality owned real estate assets pursuant to ASC 606. The adoption of ASU 2025-05 in 2026 did not have a material impact on our consolidated financial statements.
In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810):
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which amends the guidance in ASC
805. This update clarifies the determination of the accounting acquirer in business combinations that are primarily effected through the exchange of equity interests and involve the acquisition of a VIE. Specifically, entities are now required to consider the factors outlined in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer, rather than defaulting to the primary beneficiary of the VIE as the accounting acquirer. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2026	December 31, 2025
Number of loans	133	131
Principal balance	$17,409,208	$18,154,768
Net book value	$16,936,895	$17,784,694
Unfunded loan commitments(1)	$1,107,729	$1,185,004
Weighted-average cash coupon(2)	+ 3.13%	+ 3.19%
Weighted-average all-in yield(2)	+ 3.35%	+ 3.39%
Weighted-average maximum maturity (years)(3)	2.8	2.5

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices, as applicable to each loan. As of both
June 30, 2026 and December 31, 2025, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. The remaining 3% of our loans by principal balance earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of
June 30, 2026, 47% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 53% were open to repayment by the borrower without penalty. As of December 31, 2025, 40% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 60% were open to repayment by the borrower without penalty.
The following table details the index rate floors for our loans receivable portfolio as of June 30, 2026 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$398,405	$135,273	$533,678
0.00% or no floor(2)	1,060,787	3,701,597	4,762,384
0.01% to 1.00% floor	1,314,333	1,286,448	2,600,781
1.01% to 2.00% floor	856,529	1,651,960	2,508,489
2.01% to 3.00% floor	5,754,709	366,401	6,121,110
3.01% or more floor	608,673	274,093	882,766
Total(3)	$9,993,436	$7,415,772	$17,409,208

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of June 30, 2026, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.53%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was
2.11%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

Net Book Value
Loans Receivable, as of December 31, 2025	$18,069,134
Loan fundings	1,451,838
Loan repayments, sales, and cost-recovery proceeds	(1,820,897)
Charge-offs	(75,071)
Transfer to owned real estate	(180,416)
Transfer to other assets, net(1)	(10,572)
Payment-in-kind interest, net of interest received	9,049
Unrealized loss on foreign currency translation	(121,642)
Deferred fees and other items(2)	(21,046)
Amortization of fees and other items(2)	34,353
Loans Receivable, as of June 30, 2026	$17,334,730
CECL reserve	(397,835)
Loans Receivable, net, as of June 30, 2026	$16,936,895

(1)This amount relates to intangible and other assets recorded in connection with a loan that was transferred to owned real estate, net of any liabilities recorded upon acquisition. See Note 6 for further information.
(2)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The tables below detail the property type and geographic distribution of the properties securing the loans in our loans receivable portfolio ($ in thousands):

June 30, 2026
Property Type	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Industrial	24	$4,503,186	$4,195,901	26%
Multifamily	46	4,161,897	3,994,054	25
Office	34	4,461,290	3,967,961	25
Hospitality	10	1,743,045	1,656,740	10
Retail	8	822,936	744,291	5
Self-storage	3	642,244	479,964	3
Life Sciences / Studio	4	284,772	266,408	2
Other	4	715,360	713,113	4
Total loans receivable	133	$17,334,730	$16,018,432	100%
CECL reserve		(397,835)
Loans receivable, net		$16,936,895

Geographic Location	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	47	$4,771,723	$3,980,482	25%
Northeast	19	2,132,423	2,028,575	13
West	23	1,858,650	1,774,545	11
Midwest	6	637,152	506,250	3
Northwest	3	476,987	472,722	3
Subtotal	98	9,876,935	8,762,574	55
International
United Kingdom	16	2,680,430	2,667,644	17
Australia	4	1,181,561	1,175,243	7
Ireland	3	1,000,931	990,480	6
Spain	2	657,798	654,260	4
Sweden	1	477,022	475,327	3
Canada	1	440,265	278,678	2
Other Europe	7	958,513	953,482	6
Other International	1	61,275	60,744	—
Subtotal	35	7,457,795	7,255,858	45
Total loans receivable	133	$17,334,730	$16,018,432	100%
CECL reserve		(397,835)
Loans receivable, net		$16,936,895

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2026, which is our principal balance net of (i) $972.6 million of asset-specific debt, (ii) $20.3 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of $397.8 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following tables allocate the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2026
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	1	$60,896	$61,025
2	21	2,884,735	2,715,318
3	85	11,667,474	10,798,610
4	17	2,026,473	1,969,169
5	9	695,152	474,310
Total loans receivable	133	$17,334,730	$16,018,432
CECL reserve		(397,835)
Loans receivable, net		$16,936,895

	December 31, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	3	$303,971	$302,564
2	20	2,875,870	2,704,222
3	85	11,907,947	11,045,913
4	17	2,806,758	2,705,706
5	6	174,588	87,629
Total loans receivable	131	$18,069,134	$16,846,034
CECL reserve		(284,440)
Loans receivable, net		$17,784,694

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2026, which is our principal balance net of (i) $972.6 million of asset-specific debt, (ii) $20.3 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of $397.8 million. Our net loan exposure as of
December 31, 2025 is our principal balance net of (i) $999.8 million of asset-specific debt, (ii) $24.5 million of cost-
recovery proceeds, and (iii) our total loans receivable CECL reserve of $284.4 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0, based on net loan exposure, as of both June 30, 2026 and
December 31, 2025.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three months ended June 30, 2026 and 2025 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2025	$101,180	$45,470	$50,465	$87,325	$284,440
Increase (decrease) in CECL reserves	15,673	(6,305)	182	44,051	53,601
Charge-offs of CECL reserves	—	—	—	(46,451)	(46,451)
CECL reserves as of March 31, 2026	$116,853	$39,165	$50,647	$84,925	$291,590
Increase (decrease) in CECL reserves	980	21,358	(50,647)	163,174	134,865
Charge-offs of CECL reserves	—	—	—	(28,620)	(28,620)
CECL reserves as of June 30, 2026	$117,833	$60,523	$—	$219,479	$397,835

CECL reserves as of December 31, 2024	$80,057	$26,141	$47,087	$580,651	$733,936
Increase in CECL reserves	17,604	13,796	1,477	16,552	49,429
Charge-offs of CECL reserves	—	—	—	(41,824)	(41,824)
CECL reserves as of March 31, 2025	$97,661	$39,937	$48,564	$555,379	$741,541
(Decrease) increase in CECL reserves	(6,759)	(1,568)	4,249	48,445	44,367
Charge-offs of CECL reserves	—	—	—	(45,057)	(45,057)
CECL reserves as of June 30, 2025	$90,902	$38,369	$52,813	$558,767	$740,851

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the three months ended June 30, 2026, we recorded a net increase of $106.2 million in the CECL reserves against our loans receivable portfolio, primarily driven by a $134.6 million increase in our asset-specific CECL reserve, partially offset by a $28.3 million decrease in our general CECL reserve, bringing our total loans receivable CECL reserves to
$397.8 million as of June 30, 2026. The increase in our asset-specific reserve was driven by three additional loans with an aggregate amortized cost basis of $502.0 million that were impaired during the three months ended June 30, 2026, of which two are secured by office properties, and the other is secured by an office/mixed-use asset. The office sector recovery in certain markets has continued to lag other commercial real estate sectors, which has, in certain cases, extended business plans on transitional properties and impacted their performance, affecting some borrowers’ willingness and ability to continue to support their assets. Impairments are determined individually as a result of changes in specific credit quality factors for such loans. These factors include, among others, (i) the performance of the underlying property collateral, (ii)
discussions with the borrower, (iii) borrower events of default, and (iv) other facts and circumstances affecting the borrower’s willingness and ability to satisfy its contractual obligations under the terms of the loan. During the three months ended June 30, 2026, we recorded $7.1 million of interest income on these loans. Upon determining that the three loans were impaired, the income accrual was suspended, as the recovery of interest income and principal was doubtful. The increase in our asset-specific reserve was partially offset by charge-offs of $28.6 million primarily related to the resolution of one previously impaired loan as a result of our acquisition of title through a foreclosure of a multifamily collateral property located in Dallas, TX, which is now included on our consolidated balance sheet as an owned real estate asset. The decrease in our general CECL reserve was primarily driven by changes in risk ratings, and a decrease in our loans receivable balance, partially offset by new loan originations and an increase in the historical loss rate used in reserve calculations related to the additional CECL reserve charge-offs.
As of June 30, 2026, we had an aggregate $219.5 million asset-specific CECL reserve related to nine of our loans receivable, with a total amortized cost basis of $695.2 million, net of cost-recovery proceeds. Impairments are each determined individually as a result of changes in the specific credit quality factors for each such loan. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This asset-specific CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
collateral as of June 30, 2026.
No income was recorded on our impaired loans subsequent to determining that such loans were impaired. During the three months ended June 30, 2026, we did not receive any cash proceeds from such loans that would have been applied as a reduction to the amortized cost basis of each respective loan.
As of June 30, 2026, one of our performing loans with an amortized cost basis of $148.8 million was in payment default, was less than 90 days past due on its interest payment, and had a risk rating of “4.” This loan was not impaired as of June
30, 2026 as we expect to fully recover all contractual principal and interest amounts due under the loan agreement. All other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of June 30, 2026 and December 31, 2025, respectively, by year of origination and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of June 30, 2026
Risk Rating	2026	2025	2024	2023	2022	Prior	Total
1	$—	$60,896	$—	$—	$—	$—	$60,896
2	—	909,370	61,275	—	238,535	1,675,555	2,884,735
3	1,241,733	4,058,785	276,302	—	2,452,411	3,638,243	11,667,474
4	—	148,775	—	—	151,863	1,725,835	2,026,473
5	—	—	—	—	92,116	603,036	695,152
Total loans receivable	$1,241,733	$5,177,826	$337,577	$—	$2,934,925	$7,642,669	$17,334,730
CECL reserve							(397,835)
Loans receivable, net							$16,936,895

Gross charge-offs(2)	—	—	—	—	(29,380)	(45,691)	$(75,071)

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of December 31, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$151,674	$98,329	$53,968	$303,971
2	792,802	61,068	—	586,066	1,265,922	170,012	2,875,870
3	4,335,677	$274,866	—	2,592,446	2,869,787	1,835,171	11,907,947
4	—	—	—	367,804	582,317	1,856,637	2,806,758
5	—	—	—	—	31,700	142,888	174,588
Total loans receivable	$5,128,479	$335,934	$—	$3,697,990	$4,848,055	$4,058,676	$18,069,134
CECL reserve							(284,440)
Loans receivable, net							$17,784,694

Gross charge-offs(2)	—	—	—	(54,404)	(214,796)	(286,916)	$(556,116)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the six months ended June 30, 2026 and year ended
December 31, 2025, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Loan Modifications Pursuant to ASC 326
During the twelve months ended June 30, 2026, we entered into one loan modification that requires disclosure pursuant to
ASC 326. This loan was collateralized by a life sciences/studio asset.
The loan modification included a term extension of 4.3 years, the interest rate decreased by 3.56%, and the loan was bifurcated into a separate senior loan and subordinate loan. We are accruing all of the interest on the senior loan that is paying current, and deferring interest on the subordinate loan, which is paid-in-kind. As of June 30, 2026, the aggregate amortized cost basis of these loans was $122.3 million, or 0.7% of our aggregate loans receivable portfolio, with an aggregate $34.7 million of unfunded commitments. These loans were in compliance with their modified contractual terms as of June 30, 2026.
This loan had a risk rating of “5” at the time of modification. The modification resulted in the bifurcation of the loan into separate senior and subordinate loans, or two loans in aggregate. As of June 30, 2026, the newly bifurcated senior loan had a risk rating of “4,” and the newly bifurcated subordinate loan had a risk rating of “5,” as collection of amounts due under the loan terms was doubtful.
Loans with a risk rating of “3” and “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” are evaluated individually for an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of June 30, 2026, no income was recorded on our loans subsequent to determining that such loans were impaired and risk rated “5.”
4. OWNED REAL ESTATE, NET
As of June 30, 2026 and December 31, 2025, we had 14 and 12 owned real estate assets, respectively. During the six months ended June 30, 2026, we acquired two owned real estate assets through foreclosure transactions with an aggregate acquisition price of $191.0 million. We allocated $128.8 million to building and building improvements, $51.6 million to land and land improvements, $4.8 million to acquired intangible assets, and $5.8 million to other components of the purchase price, including cash held in reserves at the time of acquisition. In aggregate, we charged off $76.2 million of
CECL reserves relating to the loans that had previously been secured by these assets, as the loans’ aggregate carrying value of $267.2 million at the time of the acquisitions exceeded the acquisition date fair value noted above. See Note 2 for further discussion of owned real estate assets.
Acquisitions
The acquisition of two owned real estate assets during the six months ended June 30, 2026 were accounted for as asset acquisitions under ASC 805, and we recognized the properties as owned real estate assets held for investment. The following table presents the owned real estate assets that were acquired during the six months ended June 30, 2026 ($ in thousands):

Acquisition Date	Location	Property Type	Acquisition Date Fair Value
March 2026	San Francisco, CA	Hospitality	$41,082
June 2026	Dallas, TX	Multifamily	149,906
			$190,988

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Dispositions
During the six months ended June 30, 2026, we completed a partial sale of one owned real estate asset, a multifamily property located in San Antonio, TX. The carrying value of the asset at the time of disposition was $15.3 million, and we received net cash proceeds of $15.1 million, resulting in a net loss of $0.2 million, which is included in net loss on disposition of owned real estate on our consolidated statements of operations.
The following table presents the assets and liabilities related to owned real estate held for investment included in our consolidated balance sheets ($ in thousands):

	June 30, 2026	December 31, 2025
Assets
Building and building improvements	$844,474	$708,097
Land and land improvements	507,719	461,585
Total	$1,352,193	$1,169,682
Less: accumulated depreciation	(55,204)	(34,707)
Owned real estate, net	$1,296,989	$1,134,975

Intangible real estate assets	$163,108	$161,690
Less: accumulated amortization	(62,191)	(44,601)
Intangible real estate assets, net(1)	$100,917	$117,089

Liabilities
Intangible real estate liabilities	$3,985	$3,985
Less: accumulated amortization	(1,072)	(570)
Intangible real estate liabilities, net(2)	$2,913	$3,415

(1)Included within other assets on our consolidated balance sheets. Refer to Note 6 for further information.
(2)Included within other liabilities on our consolidated balance sheets. Refer to Note 6 for further information.
Revenue and expenses from owned real estate consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenue	$24,024	$16,207	$48,198	$30,541
Hospitality revenue	42,802	16,643	87,263	33,679
Other operating revenue	8,671	5,962	14,630	11,625
Revenue from owned real estate	$75,497	$38,812	$150,091	$75,845

Operating expense	$61,128	$31,089	$122,218	$61,177
Depreciation and amortization expense	20,312	16,707	41,197	32,921
Total expenses from owned real estate	$81,440	$47,796	$163,415	$94,098

Loss from owned real estate	$(5,943)	$(8,984)	$(13,324)	$(18,253)

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the undiscounted future minimum rents we expect to receive for our office properties as of
June 30, 2026. Leases at our multifamily assets are short term, generally 12 months or less, and are therefore not included
($ in thousands):

Future Minimum Rents
2026 (remaining)	$63,269
2027	76,254
2028	65,912
2029	52,556
2030	45,884
Thereafter	132,503
Total	$436,378
The following table presents the estimated future amortization of lease intangibles for each of the next five years and thereafter as June 30, 2026 ($ in thousands):

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2026 (remaining)	$17,367	$2,991	$(461)
2027	18,406	4,248	(769)
2028	13,119	3,408	(644)
2029	9,861	2,518	(491)
2030	7,382	2,165	(304)
Thereafter	14,363	5,089	(244)
Total	$80,498	$20,419	$(2,913)

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of June 30, 2026, we hold certain investments in unconsolidated entities that are accounted for under the equity method of accounting or the FVO, as our ownership interest in each entity does not meet the requirements for consolidation. Refer to Note 2 for further details.
The following tables detail our investments in unconsolidated entities ($ in thousands):

	June 30, 2026
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture	306(1)	75%	$185,902
Total unconsolidated entities carried at historical cost	306		185,902
Unconsolidated entities carried at fair value
Bank Loan Portfolio Joint Venture	457(2)	35%(3)	99,834
Homebuilder Finance Joint Venture	33(2)	45%	36,324
Total unconsolidated entities carried at fair value	490		136,158
Total	796		$322,060

	December 31, 2025
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture	178(1)	75%	$106,478
Total unconsolidated entities carried at historical cost	178		106,478
Unconsolidated entities carried at fair value:
Bank Loan Portfolio Joint Venture	533(2)	35%(3)	111,010
Total unconsolidated entities carried at fair value:	533		111,010
Total	711		$217,488

(1)The number of assets represents the number of commercial real estate properties.
(2)The number of assets represents the number of commercial mortgage loans held by each entity.
(3)Represents our aggregate ownership interest in our Bank Loan Portfolio Joint Venture, which owns an initial portfolio of commercial mortgage loans acquired during the three months ended June 30, 2025, in which we hold a
29% interest, and an additional portfolio acquired during the three months ended September 30, 2025, in which we hold a 50% interest.
The following table details the activity related to our investments in unconsolidated entities during the six months ended
June 30, 2026 ($ in thousands):

	Net Lease Joint Venture	Bank Loan Portfolio Joint Venture		Homebuilder Finance Joint Venture	Total
Balance as of December 31, 2025	$106,478	$111,010		$—	$217,488
Contributions	99,998	—	—	36,043	136,041
Distributions	(22,413)	(20,199)		—	(42,612)
Income from unconsolidated entities(1)	649	9,023		281	9,953
Accumulated other comprehensive income	1,190	—		—	1,190
Balance as of June 30, 2026	$185,902	$99,834		$36,324	$322,060

(1)Includes our share of non-cash items such as (i) depreciation and amortization, and (ii) unrealized gains or losses recorded by unconsolidated entities.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our Net Lease Joint Venture and Bank Loan Portfolio Joint Venture have each entered into and may continue to enter into derivative agreements where we would be required to make payment for periodic or final settlement of derivative contracts if either our Net Lease Joint Venture or Bank Loan Portfolio Joint Venture, as applicable, is unable to fulfill its respective obligations.
6. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued interest receivable	$136,161	$132,975
Real estate intangible assets, net	100,917	117,089
Debt securities, at fair value(1)	66,310	—
Other real estate assets	51,890	42,153
Derivative assets	47,908	10,492
Accounts receivable and other assets(2)	5,883	56,848
Collateral deposited under derivative agreements	3,280	25,300
Loan portfolio payments held by servicer(3)	2,288	27,374
Prepaid expenses	628	1,032
Total	$415,265	$413,263

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
As of June 30, 2026, no realized credit losses have been incurred with respect to the underlying reference loan portfolio.
(2)Includes $3.6 million and $55.5 million as of June 30, 2026 and December 31, 2025, respectively, of cash collateral held by our CLOs that was subsequently remitted by the trustee to repay a portion of the outstanding senior CLO securities, or that was subsequently reinvested by purchasing additional collateral into our CLOs.
(3)Primarily represents loan principal repayments held by our third-party loan servicers as of the balance sheet date that were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	June 30, 2026	December 31, 2025
Other real estate liabilities	$133,697	$127,703
Accrued dividends payable	79,215	79,081
Accrued interest payable	60,100	58,871
Other secured debt(1)	38,386	39,475
Accrued management fees payable	14,641	16,434
Accounts payable and other liabilities	13,889	14,653
Current expected credit loss reserves for unfunded loan commitments(2)	12,610	11,617
Derivative liabilities	10,351	26,596
Debt repayments pending servicer remittance(3)	1,982	11,748
Total	$364,871	$386,178

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
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of June 30, 2026, we had aggregate unfunded commitments of $1.1 billion related to 53 loans. The expected credit losses over the contractual period of our loans are impacted by our obligations to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 21 for further discussion of our unfunded loan commitments. During the three months ended
June 30, 2026, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of $0.5 million, and during the six months ended June 30, 2026, we recorded an increase in the CECL reserves related to our unfunded loan commitments of $1.0 million, bringing our total unfunded loan commitments CECL reserve to $12.6 million as of June 30,
2026. During the three and six months ended June 30, 2025, we recorded increases in the CECL reserves related to our unfunded loan commitments of $1.2 million and $1.3 million, respectively, bringing our total unfunded loan commitments
CECL reserve to $11.7 million as of June 30, 2025.
7. SECURED DEBT, NET
Our secured debt represents borrowings under our secured credit facilities. During the six months ended June 30, 2026, we closed $1.0 billion of new borrowings against $1.5 billion of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	June 30, 2026	December 31, 2025
Secured credit facilities	$8,717,351	$10,125,839
Deferred financing costs(1)	(8,407)	(8,547)
Net book value of secured debt	$8,708,944	$10,117,292

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
The following table details our secured credit facilities as of June 30, 2026 ($ in thousands):

								Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Wtd. Avg. All-in Cost(3)(4)(5)	Loan Count	Collateral(6)	Wtd. Avg. All-in Yield(3)(4)	Wtd. Avg.	Range
USD	14	$3,668,157	May 2028	+1.74%	78	$6,042,859	+2.76%	36%	25% - 100%
GBP	6	1,906,500	Mar 2029	+1.68%	14	2,647,180	+3.17%	25%	25%
EUR	6	1,618,548	Feb 2030	+1.64%	13	2,380,828	+2.99%	37%	15% - 100%
Others(7)	4	1,524,146	May 2029	+2.21%	6	1,910,983	+4.34%	25%	25%
Total	16	$8,717,351	Jan 2029	+1.79%	111	$12,981,850	+3.16%	32%	25% - 100%

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
(3)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(4)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and owned real estate assets.
(5)Represents the weighted-average all-in cost as of June 30, 2026 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(6)Represents the principal balance of the collateral loan assets and the carrying value of the collateral owned real estate assets.
(7)Includes Australian Dollar, Canadian Dollar, and Swedish Krona currencies.
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
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of June 30, 2026, there was an aggregate $807.5 million available to be drawn at our discretion under our credit facilities.
Financial Covenants
As of June 30, 2026, we are subject to the following financial covenants related to our secured debt and secured debt of our unconsolidated entities: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.3 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.8 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to June 30, 2026; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2026 and December 31, 2025, we were in compliance with these covenants.

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

	June 30, 2026
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
CLOs
2026 FL6 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$880,000	$872,474	+ 1.84%	August 2043
Underlying Collateral Assets	19	998,448	998,448	+ 3.04%	September 2029
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	831,250	823,296	+ 2.15%	October 2042
Underlying Collateral Assets	19	997,984	997,984	+ 3.44%	February 2029
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	421,346	421,346	+ 1.83%	May 2038
Underlying Collateral Assets	13	551,661	551,661	+ 4.17%	July 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	428,673	428,673	+ 1.93%	February 2038
Underlying Collateral Assets	9	595,239	595,239	+ 3.04%	February 2027
Total CLOs
Senior CLO Securities Outstanding	4	$2,561,269	$2,545,789	+ 1.95%
Underlying Collateral Assets	60	3,143,332	3,143,332	+ 3.35%
European Loan Securitization
Financing Provided	1	$189,541	$187,175	+ 1.71%	July 2030
Underlying Collateral Assets(4)	1	244,367	241,995	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(5)	5	$2,750,810	$2,732,964	+ 1.93%
Underlying Collateral Assets	61	3,387,699	3,385,327	+ 3.35%

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
on our consolidated balance sheets.
(5)During the three and six months ended June 30, 2026, we recorded $40.1 million and $74.8 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
CLOs
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$822,243	+ 2.15%	October 2042
Underlying Collateral Assets	18	944,537	944,537	+ 3.49%	October 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	605,613	605,613	+ 1.45%	May 2038
Underlying Collateral Assets	16	736,360	736,360	+ 3.18%	February 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	519,967	519,967	+ 1.82%	February 2038
Underlying Collateral Assets	11	691,964	691,964	+ 2.84%	January 2027
Total CLOs
Senior CLO Securities Outstanding	3	$1,956,830	$1,947,823	+ 1.84%
Underlying Collateral Assets	45	2,372,861	2,372,861	+ 3..22%
European Loan Securitization
Financing Provided	1	$192,666	$191,896	+ 1.53%	July 2030
Underlying Collateral Assets(5)	1	249,160	246,421	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(6)	4	$2,149,496	$2,139,719	+ 1.82%
Underlying Collateral Assets	46	2,622,021	2,619,282	+ 3.22%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
9. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	June 30, 2026
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$972,635	$971,305	+ 2.73%	February 2030
Collateral assets	4	$1,209,740	$1,202,445	+ 4.10%	February 2030

	December 31, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$999,810	$997,746	+ 2.66%	February 2030
Collateral assets	4	$1,243,500	$1,234,205	+ 4.02%	February 2030

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
10. TERM LOANS, NET
During the six months ended June 30, 2026, we borrowed an additional $770.8 million under a B-9 Term Loan, the proceeds of which were used, among other things, to repay all $695.8 million in principal outstanding under the B-6 Term
Loan.
The following table details the net book value of each of our senior term loan facilities, or Term Loans, on our consolidated balance sheets ($ in thousands):

	Face Value
Term Loans	June 30, 2026	December 31, 2025	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-6 Term Loan	—	695,754	+ 3.00%	+ 3.61%	December 10, 2030
B-7 Term Loan	449,706	451,972	+ 2.50%	+ 3.11%	May 9, 2029
B-8 Term Loan	696,500	700,000	+ 2.50%	+ 2.95%	December 19, 2032
B-9 Term Loan	768,827	—	+ 2.50%	+ 2.95%	December 10, 2030
Total face value	$1,915,033	$1,847,726
Deferred financing costs and unamortized discounts	(36,471)	(39,726)
Net book value	$1,878,562	$1,808,000

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details our interest expense related to the Term Loans ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash coupon	$29,825	$34,096	$59,506	$68,144
Discount and issuance cost amortization	2,023	1,886	4,472	4,068
Total interest expense	$31,848	$35,982	$63,978	$72,212
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of
June 30, 2026 and December 31, 2025, we were in compliance with this covenant. Refer to Note 2 for further discussion of our accounting policies for the Term Loans.
11. SENIOR SECURED NOTES, NET
During the six months ended June 30, 2026, we issued an additional $450.0 million principal amount of senior secured notes, or Senior Secured Notes, the proceeds of which were used, among other things, to repay existing secured debt.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	Face Value
Senior Secured Notes Issuance	June 30, 2026	December 31, 2025	Interest Rate	Swapped Rate(1)	All-in Cost(2)	Maturity
October 2021	$335,316	$335,316	3.75%	n/a	4.06%	January 15, 2027
December 2024	450,000	450,000	7.75%	+ 3.95%	8.14%	December 1, 2029
May 2026	450,000	—	6.25%	+ 2.50%	6.68%	June 1, 2031
Total face value	$1,235,316	$785,316
Deferred financing costs and unamortized discounts	(13,111)	(7,280)
Hedging adjustments(3)	(4,706)	6,840
Net book value	$1,217,499	$784,876

(1)For certain of the Senior Secured Notes, we have entered into interest rate swaps that effectively convert our fixed rate exposure to floating rate exposure. The interest rate swaps are indexed to one-month SOFR. Refer to Note 13 for further discussion.
(2)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
(3)Represents the aggregate fair value of interest rate swaps that we entered into to convert the fixed rate exposure of both the December 2024 and May 2026 Senior Secured Notes into floating rate. Refer to Note 13 for further discussion.
The following table details our interest expense related to the Senior Secured Notes ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash coupon	$15,222	$11,862	$27,084	$23,725
Discount and issuance cost amortization	818	651	1,459	1,349
Total interest expense	$16,040	$12,513	$28,543	$25,074
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets.
As of June 30, 2026 and December 31, 2025, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
12. CONVERTIBLE NOTES, NET
The following table details the net book value of our convertible senior notes, or Convertible Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Convertible Notes	June 30, 2026	December 31, 2025	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
Face value	$266,157	$266,157	5.50%	5.79%	$36.27	March 15, 2027
Deferred financing costs and unamortized discount	(847)	(1,412)
Net book value	$265,310	$264,745

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible
Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of June 30, 2026.
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
sale price of our class A common stock of $16.95 on June 30, 2026, the last trading day in the six months ended June 30,
2026, was less than the per share conversion price of the Convertible Notes.
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash coupon	$3,660	$3,660	$7,319	$7,319
Discount and issuance cost amortization	282	282	565	565
Total interest expense	$3,942	$3,942	$7,884	$7,884
Accrued interest payable for the Convertible Notes was $4.3 million as of both June 30, 2026 and December 31, 2025.
Refer to Note 2 for further discussion of our accounting policies for the Convertible Notes.
13. DERIVATIVE FINANCIAL INSTRUMENTS
The objective of our use of derivative financial instruments is to minimize the risks and/or costs associated with our investments and/or financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of the ASC Topic 815, “Derivatives and Hedging.” Derivatives not
designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks. Refer to Note 2 for further discussion of the accounting for designated and non-designated hedges.
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

June 30, 2026			December 31, 2025
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	3	kr 940,679	Buy USD / Sell SEK Forward	2	kr 970,417
Buy USD / Sell EUR Forward	12	€695,360	Buy USD / Sell GBP Forward	6	£739,956
Buy USD / Sell GBP Forward	5	£684,764	Buy USD / Sell EUR Forward	10	€689,868
Buy USD / Sell AUD Forward	9	A$389,995	Buy USD / Sell AUD Forward	7	A$371,141
Buy USD / Sell CAD Forward	3	C$120,799	Buy USD / Sell CAD Forward	3	C$120,557
Buy USD / Sell CHF Forward	1	CHF52	Buy USD / Sell CHF Forward	1	CHF52
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

June 30, 2026			December 31, 2025
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy EUR / Sell USD Forward	2	€119,100	Buy GBP / Sell USD Forward	2	£86,800
Buy USD / Sell EUR Forward	2	€119,100	Buy USD / Sell GBP Forward	2	£86,800
Buy GBP / Sell USD Forward	4	£111,100	Buy EUR / Sell USD Forward	3	€44,700
Buy USD / Sell GBP Forward	4	£111,100	Buy USD / Sell EUR Forward	3	€44,700
Buy AUD / Sell USD Forward	2	A$15,500	Buy AUD / Sell USD Forward	2	A$10,200
Buy USD / Sell AUD Forward	2	A$15,500	Buy USD / Sell AUD Forward	2	A$10,200
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

June 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$35,600	3.51%	SOFR	4.5

December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$35,600	3.51%	SOFR	5.0
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
Designated Hedges of Interest Rate Risk
The following tables detail our outstanding interest rate derivatives that were designated as fair value hedges of interest rate risk (notional amount in thousands):

June 30, 2026
Interest Rate Derivatives	Number of Instruments	Aggregate Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	2	$900,000	3.75% - 3.81%	SOFR	3.4 - 4.9

December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	3.9
The following tables detail the carrying amount and cumulative basis adjustments on hedged items designated as fair value hedges ($ in thousands):

June 30, 2026
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$882,722	$(4,706)

December 31, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$450,597	$6,840

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations
($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2026	2025	2026	2025
Designated Hedges	Interest Income(1)	$3,504	$4,694	$7,464	$7,645
Designated Hedges	Interest Expense(2)	260	(625)	421	(1,210)
Non-Designated Hedges	Interest Income(1)	(7)	(50)	(12)	(50)
Non-Designated Hedges	Interest Expense(3)	17	(1,931)	24	(1,928)
Total		$3,774	$2,088	$7,897	$4,457

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
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest and related expenses in our consolidated statements of operations. The amounts in the three and six months ended June 30, 2025 also include a realized loss on an interest rate swap related to our Bank Loan
Portfolio Joint Venture that was entered into during the three months ended June 30, 2025 and subsequently terminated.
Fair Value Hedges
The following table presents the net gains (losses) on derivatives and the related hedged items in fair value hedging relationships ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest and related expenses presented in the consolidated statements of operations	$227,182	$264,727	$447,918	$506,960
Gains (losses) on fair value hedging relationships
Total (loss) gain on derivative instruments	$(8,159)	$9,124	$(11,453)	$12,288
Fair value basis adjustment on hedged items	8,245	(4,231)	11,546	(7,340)
Derivative settlements and accruals	175	624	328	1,442
Net gain on fair value hedging relationships(1)	$261	$5,517	$421	$6,390

(1)Included within interest and related expenses presented in the consolidated statements of operations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts	$41,178	$22	$6	$24,994
Interest rate derivatives	580	6,877	4,576	76
Total derivatives designated as hedging instruments	$41,758	$6,899	$4,582	$25,070
Derivatives not designated as hedging instruments
Foreign exchange contracts	$6,150	$3,593	$5,769	$1,526
Total derivatives not designated as hedging instruments	$6,150	$3,593	$5,769	$1,526
Total derivatives	$47,908	$10,492	$10,351	$26,596

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026		Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net Investment Hedges
Foreign exchange contracts(1)	$13,705	$41,895	Interest Expense	$3,504	$7,464
Cash Flow Hedges
Interest rate derivatives(2)	427	684	Interest Expense(3)	13	28
Total	$14,132	$42,579		$3,517	$7,492

(1)During the three and six months ended June 30, 2026, we paid net cash settlements of $4.6 million and
$22.6 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the three and six months ended June 30, 2026, we received net cash settlements of $0.1 million and
$0.2 million, respectively, on our interest rate swaps. Those amounts are included within interest and related expenses in the consolidated statements of operations.
(3)During the three and six months ended June 30, 2026, we recorded total interest and related expenses of
$227.2 million and $447.9 million, which was reduced by $13 thousand and $28 thousand, respectively, related to income generated by our cash flow hedges.
There were no cash flow hedges outstanding during the three and six months ended June 30, 2025.
Credit–Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2026, we were in a net asset position with our two counterparties related to our foreign exchange hedges and had no collateral posted with such counterparties. As of June 30, 2026, we were in a net liability position with our two counterparties related to our interest rate swaps and had $3.3 million collateral posted with such counterparties. As of December 31, 2025, we were in a net asset position with one of our counterparties and in a net liability position with our other two counterparties related to our foreign exchange hedges and had $25.3 million of collateral posted with such counterparties.
14. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of June 30, 2026 we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. As of both June 30, 2026 and December 31, 2025, we did not have any shares of preferred stock issued and outstanding.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the six months ended June 30, 2026, we repurchased 212,875 shares of class A common stock at a weighted-
average price per share of $17.99, for a total cost of $3.8 million. During the six months ended June 30, 2025, we repurchased 1,794,936 shares of class A common stock at a weighted-average price per share of $17.63, for a total cost of
$31.6 million. As of June 30, 2026, the amount remaining available for repurchases under the program was $145.8 million.
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

	Six Months Ended June 30,
Common Stock Outstanding(1)	2026	2025
Beginning balance	168,599,052	173,204,190
Issuance of class A common stock(2)	—	1,778
Repurchase of class A common stock	(212,875)	(1,794,936)
Issuance of restricted class A common stock, net(3)(4)	497,443	482,004
Issuance of deferred stock units	29,519	24,431
Ending balance	168,913,139	171,917,467

(1)Includes 369,548 and 323,877 deferred stock units held by members of our board of directors as of June 30, 2026 and 2025, respectively.
(2)Represents shares issued under our dividend reinvestment program during the six months ended June 30, 2025.
(3)Includes 32,985 and 29,140 shares of restricted class A common stock issued to our board of directors during the six months ended June 30, 2026 and 2025, respectively.
(4)Net of 26,145 and 29,008 shares of restricted class A common stock forfeited under our stock-based incentive plans during the six months ended June 30, 2026 and 2025, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which an aggregate of 10,000,000 shares of class A common stock are available for sale. Under the dividend reinvestment component of the plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. Such shares may, at our option, be newly issued shares from us, shares purchased by the plan administrator on the open market, or a combination thereof. The direct stock purchase component of the plan allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the six months ended June 30, 2026, 16,497 shares of class A common stock were purchased on the open market by the plan administrator under the dividend reinvestment component of the plan. During the six months ended June 30, 2025, we issued 1,778 shares of class A common stock under the dividend reinvestment component of the plan. As of June 30, 2026, a total of
9,948,628 shares of class A common stock remained available under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
At the Market Stock Offering Program
As of June 30, 2026, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended
June 30, 2026 or June 30, 2025, we did not issue any shares of our class A common stock under ATM Agreements. As of
June 30, 2026, shares of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance and sale under our ATM Agreements.
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
On June 15, 2026, we declared a dividend of $0.47 per share, or $79.2 million in aggregate, that was paid on July 15, 2026 to stockholders of record as of June 30, 2026.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends declared per share of common stock	$0.47	$0.47	$0.94	$0.94
Class A common stock dividends declared	$79,215	$80,649	$158,498	$161,293
Deferred stock unit dividends declared	165	147	324	340
Total dividends declared	$79,380	$80,796	$158,822	$161,633
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and Diluted Earnings
Net (loss) income(1)	$(81,222)	$6,969	$(87,519)	$6,612
Weighted-average shares outstanding, basic and diluted(2)	168,964,515	171,893,905	169,021,130	171,949,090
Per share amount, basic and diluted	$(0.48)	$0.04	$(0.52)	$0.04

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust, Inc.
(2)For both the three and six months ended June 30, 2026 and 2025, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Refer to Note 12 for further discussion of our convertible notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of June 30, 2026, total accumulated other comprehensive income was $11.2 million, representing $121.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments and $0.3 million of unrealized gains related to the changes in the fair value of derivative instruments held by unconsolidated entities, offset by
$110.7 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2025, total accumulated other comprehensive income was $12.1 million, primarily representing $86.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $73.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and $0.8 million of unrealized losses related to the changes in the fair value of derivative instruments held by unconsolidated entities.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily
Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint
Venture. As of June 30, 2026, our Multifamily Joint Venture’s total equity was $20.3 million, of which $17.3 million was owned by us, and $3.0 million was allocated to non-controlling interests. As of December 31, 2025, our Multifamily Joint
Venture’s total equity was $36.5 million, of which $31.0 million was owned by us, and $5.5 million was allocated to non-
controlling interests.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During the three and six months ended June 30, 2026, we incurred $14.6 million and $29.5 million, respectively, of management fees payable to our Manager compared with $17.0 million and $34.3 million, respectively, during the same periods in 2025. During the three and six months ended June 30, 2026 and 2025, we did not incur any incentive fees payable to our Manager.
As of June 30, 2026 and December 31, 2025, we had accrued management fees payable to our Manager of $14.6 million and $16.4 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Professional services	$4,861	$4,281	$9,992	$8,192
Operating and other costs	3,382	1,942	5,545	3,730
Subtotal	8,243	6,223	15,537	11,922
Non-cash compensation expenses
Restricted class A common stock earned	6,476	7,131	12,965	13,923
Director stock-based compensation	199	172	397	345
Subtotal	6,675	7,303	13,362	14,268
Total general and administrative expenses	$14,918	$13,526	$28,899	$26,190
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2026 and December 31, 2025, we were in compliance with all REIT requirements.
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
During the three and six months ended June 30, 2026, we recorded a current income tax provision of $2.5 million and
$3.7 million, respectively, compared with $0.9 million and $1.6 million, respectively, during the same periods of 2025, all of which primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of June 30, 2026 or December 31, 2025.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of June 30, 2026, we had
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of June 30, 2026, tax years 2022 through 2025 remain subject to examination by taxing authorities.
17. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of June 30, 2026, our
Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2026, there were 4,548,925 shares available under our current stock incentive plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-
average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2025	2,174,931	$20.14
Granted	523,588	19.35
Vested	(670,742)	20.31
Forfeited	(26,145)	19.47
Balance as of June 30, 2026	2,001,632	$19.89
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current stock incentive plans. The 2,001,632 shares of restricted class A common stock outstanding as of June 30, 2026 will vest as follows: 670,126 shares will vest in 2026; 869,012 shares will vest in 2027;
and 462,494 shares will vest in 2028. As of June 30, 2026, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $38.3 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.1 years from June 30, 2026.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
18. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$47,908	$—	$47,908	$—	$10,492	$—	$10,492
Debt securities	—	—	66,310	66,310	—	—	—	—
Total	$—	$47,908	$66,310	$114,218	$—	$10,492	$—	$10,492
Liabilities
Derivatives	$—	$10,351	$—	$10,351	$—	$26,596	$—	$26,596
This table excludes $136.2 million and $111.0 million of investments in unconsolidated entities that are measured at fair value using net asset value as a practical expedient and not classified in the fair value hierarchy as of June 30, 2026 and
December 31, 2025, respectively. Refer to Note 5 for further information.
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2
($ in thousands):

	June 30, 2026			December 31, 2025
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$432,833	$432,833	$432,833	$452,526	$452,526	$452,526
Loans receivable, net	16,936,895	17,409,208	16,912,904	17,784,694	18,154,768	17,856,303
Financial liabilities
Secured debt, net	8,708,944	8,717,351	8,648,332	10,117,292	10,125,839	10,029,890
Other secured debt(1)	38,386	38,386	38,386	39,475	39,475	39,475
Securitized debt obligations, net	2,732,964	2,750,810	2,743,355	2,139,719	2,149,496	2,132,667
Asset-specific debt, net	971,305	972,635	972,635	997,746	999,810	996,308
Secured term loans, net	1,878,562	1,915,033	1,906,096	1,808,000	1,847,726	1,850,327
Senior secured notes, net	1,217,499	1,235,316	1,232,033	784,876	785,316	810,608
Convertible notes, net	265,310	266,157	265,508	264,745	266,157	264,286

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
During 2025, we modified three loans that included, among other changes, control over decision making at the respective properties. Similarly, during 2024, we modified two other loans that included, among other changes, an equity interest in and/or control over decision-making at the property. As a result of these modifications, our investments in these loans are
VIEs. As of June 30, 2026, we are the primary beneficiary of, and therefore consolidated the assets of these VIEs on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$48,974	$58,663
Loans receivable	3,194,645	2,422,505
Current expected credit loss reserve	(92,867)	(23,609)
Loans receivable, net	3,101,778	2,398,896
Owned real estate, net	602,877	603,130
Other assets	140,395	196,840
Total assets	$3,894,024	$3,257,529
Liabilities
Securitized debt obligations, net	$2,732,964	$2,139,719
Other liabilities	54,697	47,645
Total liabilities	$2,787,661	$2,187,364
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
As of June 30, 2026 and December 31, 2025, our consolidated balance sheets included $14.6 million and $16.4 million, respectively, of accrued management fees payable to our Manager. During the three and six months ended June 30, 2026, we paid management fees of $14.8 million and $31.2 million, respectively, to our Manager, compared to $17.2 million and
$35.8 million, respectively, during the same periods in 2025. We did not pay any incentive fees to our Manager during the three and six months ended June 30, 2026 and 2025. In addition, during the three and six months ended June 30, 2026, we incurred expenses of $0.4 million and $0.8 million, respectively, that were paid by our Manager and have been or will be

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
reimbursed by us, compared to $0.2 million and $0.4 million, respectively, of such expenses during the same periods in
2025.
As of June 30, 2026, our Manager held 1,008,941 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $20.5 million. These shares vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2026, we recorded non-cash expenses related to shares held by our Manager of $3.5 million and $7.0 million, respectively, compared to $3.6 million and $7.2 million, respectively, during the same periods in 2025. Refer to Note 17 for further details on our restricted class A common stock.
As of June 30, 2026, our Manager, its affiliates (including Blackstone and Blackstone-advised investment vehicles),
Blackstone employees, and our directors held an aggregate 13,764,005 shares, or 8.2%, of our class A common stock, of which 8,916,412 shares, or 5.3%, were held by Blackstone and its subsidiaries. Additionally, our directors held 369,548 of deferred stock units as of June 30, 2026. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock and/or engage in derivatives transactions related to our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.
Affiliate Services
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles to provide, as applicable, management, corporate support, and transaction support services. The following table details the costs incurred (refunded)
for these services ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Primary Asset Class	2026	2025	2026	2025
Perform Properties, LLC	Office	$1,466	$319	$3,432	$894
Brio Real Estate Services, LLC, Brio Real Estate (UK) Ltd., and Brio Real Estate (AUS) Pty Ltd.	n/a	1,672	1,101	3,377	1,101
BRE Hotels & Resorts, LLC	Hospitality	282	380	793	869
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.	n/a	337	381	664	343
LivCor, LLC	Multifamily	45	117	140	276
LendingOne, LLC(1)	Multifamily	—	158	—	158
Total		$3,802	$2,456	$8,406	$3,641

(1)Provides loan origination services related to certain of our investments.
During the six months ended June 30, 2026, we entered into an agreement with another Blackstone-advised investment vehicle to fund our pro rata share of any payments required under a guaranty agreement with a lending institution. The guaranty relates to a revolving credit facility with a portfolio company owned by Blackstone-advised investment vehicles that provides services to us, and our participation reflects our share of the associated costs based on services rendered. As of June 30, 2026, our maximum potential obligation under the arrangement was $0.9 million. No events through the date of these consolidated financial statements required performance under the guaranty, and no liability was recorded as of
June 30, 2026.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
We have engaged other affiliates of our Manager to provide various services. The following table details the costs incurred for these services ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gryphon Mutual Property Americas IC(1)	$916	$601	$1,699	$1,148
Blackstone Securities Partners L.P.(2)	422	79	422	79
Lexington National Land Services(3)	37	46	134	46
Blackstone internal audit services	—	(111)	—	—
Total	$1,375	$615	$2,255	$1,273

(1)In order to provide insurance for our owned real estate assets, we became a member of Gryphon Mutual Property
Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and management services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each member’s respective properties. During the six months ended June 30, 2026 and June 30, 2025, we paid $0.3 million and $0.8 million, respectively, to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses.
Of these amounts, $5 thousand and $31 thousand, respectively, were attributable to the fees paid to a Blackstone affiliate to provide oversight and management services to Gryphon. The amounts included in the table above reflect the amortization of the insurance expense over the relevant periods of the respective policies.
(2)During the six months ended June 30, 2026, Blackstone Securities Partners L.P., or BSP, an affiliate of our
Manager, was engaged as a member of the syndicate for our May 2026 Senior Secured Notes. During the six months ended June 30, 2025, BSP was also engaged as a member of the syndicate for our B-6 Term Loan. These engagements were on terms equivalent to those of unaffiliated third parties.
(3)Lexington National Land Services, or LNLS, is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters, (iii) in certain circumstances, provides courtesy title settlement services and (iv) acts as escrow agent in connection with certain investments by Blackstone-advised vehicles, including us, Blackstone-advised investment vehicles and portfolio companies owned by Blackstone-advised investment vehicles, affiliates and related parties, and third parties, including, in certain cases, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. Blackstone receives distributions from LNLS in connection with investments made by us based on its equity interest in LNLS. In each case, there will be no related expense offset to
us.
CT Investment Management Co., LLC, or CTIMCO, serves as the special servicer of all of our CLOs, and the Manager serves as the collateral manager and benchmark agent for our FL6 and FL5 CLOs issued in the first quarter of 2026 and
2025, respectively. As of June 30, 2026, three of our assets were in special servicing under CLOs. CTIMCO and our
Manager have waived any fees that would be payable to a third party serving in such roles pursuant to the applicable agreements, and no such fees have been paid or will become payable to CTIMCO or our Manager.
Other Transactions
During the six months ended June 30, 2026, we invested $494.2 million in four senior loans, $32.3 million in two mezzanine loans to unaffiliated third parties, and $66.7 million in a new issuance of a debt security (see Note 6 for further discussion) in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
In the first quarter of 2026, Blackstone-advised investment vehicles acquired an aggregate $71.4 million participation in our $770.8 million B-9 Term Loan. In the fourth quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $63.0 million participation in our $700.0 million B-8 Term Loan. In the third quarter of 2025, Blackstone-
advised investment vehicles acquired an aggregate $33.0 million participation in our $453.1 million B-7 Term Loan. In the second quarter of 2025, Blackstone-advised investment vehicles acquired an aggregate $83.9 million participation in our
$1.0 billion B-6 Term Loan, which has subsequently been repaid in full. All of these transactions were part of broad syndications led by third-party banks, and were on terms equivalent to those of unaffiliated third parties. BSP was engaged as a member of the syndicate for these transactions. Our engagements of BSP are on terms equivalent to those of unaffiliated third parties. See “—Affiliate Services” for further information.

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
In the second quarter of 2026, we entered into our Homebuilder Finance Joint Venture with an unaffiliated third-party, alongside a Blackstone-advised investment vehicle, that concurrently acquired a $286.7 million portfolio of single family construction loans in which we made an equity investment of $28.5 million representing our aggregate ownership interest of 45%.
In the fourth quarter of 2025, we made a $75.0 million capital commitment at the initial closing of a fund managed by
Blackstone Real Estate Debt Strategies, or BREDS, the BREDS-advised private fund, formed to invest in Core+ real estate debt investments in the U.S. and Canada. Blackstone affiliates, including us, do not pay management fees or carried interest with respect to their investments in the BREDS-advised private fund. Our capital commitment represented a minority of the total capital commitments the BREDS-advised private fund had received as of June 30, 2026. As of
June 30, 2026, the BREDS-advised private fund had not called any capital. To fund its investments, the BREDS-advised private fund will draw down on capital commitments made by its investors, including us, on a pro rata basis.
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
We do not consolidate our Bank Loan Portfolio Joint Venture, our Net Lease Joint Venture, or the BREDS-advised private fund, as we do not have a controlling financial interest. As of June 30, 2026, the aggregate value of our equity investment in our Bank Loan Portfolio Joint Venture was $99.8 million and our ownership interest was 35%, and the aggregate value of our equity investment in our Net Lease Joint Venture was $185.9 million and our ownership interest was 75%. As of
June 30, 2026, we had not made an equity investment in the BREDS-advised private fund. We, these joint ventures, these
Blackstone-advised investment vehicles, and other Blackstone affiliates have engaged and may in the future engage in certain investment, financing, derivative and/or hedging arrangements related to these unconsolidated entities.
In the second quarter of 2026, one of our senior loans to a borrower controlled by Blackstone-advised investment vehicles was modified. The terms of the modification (including, among other changes, an extension of the maturity date, a reduction in the contractual interest rate, and a meaningful additional commitment and credit support from the borrower)
were negotiated by our third-party co-lenders. We continue to forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicles control the borrower.
21. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of June 30, 2026, we had aggregate unfunded commitments of $1.1 billion across 53 loans receivable, and
$680.3 million of committed or identified financings for those commitments, resulting in net unfunded commitments of
$427.4 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 1.7 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Principal Debt Repayments
Our contractual principal debt repayments as of June 30, 2026 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Other Secured Debt(4)	Total(5)
2026 (remaining)	$1,168,763	$—	$9,619	$—	$—	$—	$1,178,382
2027	2,235,081	367,814	19,239	335,316	266,157	—	3,223,607
2028	1,337,203	—	19,239	—	—	—	1,356,442
2029	993,380	445,005	453,085	450,000	—	—	2,341,470
2030	2,062,897	159,816	748,851	—	—	38,386	3,009,950
Thereafter	920,027	—	665,000	450,000	—	—	2,035,027
Total obligation	$8,717,351	$972,635	$1,915,033	$1,235,316	$266,157	$38,386	$13,144,878

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
(5)Total does not include $2.7 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of June 30, 2026, our seven non-employee directors are entitled to annual compensation of $210,000 each, of which
$95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of June 30, 2026, the other two board members are employees of affiliates of our Manager who also serve as executive officers and they are not compensated by us for their service as directors. In addition, (i) the lead independent director receives additional annual cash compensation of $30,000, (ii) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and (iii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
June 30, 2026, we were not involved in any material legal proceedings.
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

I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, Distributable Earnings prior to realized gains and losses, and book value per share. For the three months ended June 30, 2026, we recorded basic net loss per share of $0.48, declared a dividend of
$0.47 per share, reported $0.31 per share of Distributable Earnings, and reported $0.48 per share of Distributable Earnings prior to realized gains and losses. In addition, our book value as of June 30, 2026 was $19.31 per share, which is net of cumulative CECL reserves of $2.43 per share, and accumulated depreciation and amortization of owned real estate assets, including our share related to unconsolidated entities, of $0.76 per share.
As further described below, Distributable Earnings and Distributable Earnings prior to realized gains and losses are measures that are not prepared in accordance with accounting principles generally accepted in the United States of
America, or GAAP. Distributable Earnings and Distributable Earnings prior to realized gains and losses help us to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current investments and operations. In addition, Distributable Earnings and Distributable Earnings prior to realized gains and losses are performance metrics we consider when declaring our dividends.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net loss per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2026	March 31, 2026
Net loss(1)	$(81,222)	$(6,297)
Weighted-average shares outstanding, basic	168,964,515	169,078,373
Net loss per share, basic	$(0.48)	$(0.04)
Dividends declared per share	$0.47	$0.47

(1)Represents net loss attributable to Blackstone Mortgage Trust, Inc. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net loss per share.
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

	Three Months Ended
	June 30, 2026	March 31, 2026
Net loss(1)	$(81,222)	$(6,297)
Charge-offs of CECL reserves(2)	(28,620)	(46,451)
Increase in CECL reserves	134,403	55,055
Depreciation and amortization of owned real estate(3)	21,104	21,717
Adjustment to realized loss on disposition of owned real estate(4)	—	(1,497)
Non-cash compensation expense	6,675	6,687
Realized hedging and foreign currency (loss) gain, net(5)	(1,098)	4
Allocable share of adjustments related to unconsolidated entities(6)	508	6,380
Cash income from Agency Multifamily Lending Partnership, net(7)	30	29
Adjustments attributable to non-controlling interests, net	(26)	191
Other items	(18)	(8)
Distributable Earnings	$51,736	$35,810
Charge-offs of CECL reserves(2)	28,620	46,451
GAAP realized loss on disposition of owned real estate(8)	—	160
Adjustment to realized loss on disposition of owned real estate(4)	—	1,497
Adjustments attributable to non-controlling interests	—	(249)
Allocable share of adjustments related to unconsolidated entities(6)	51	—
Distributable Earnings prior to realized gains and losses	$80,407	$83,669
Weighted-average shares outstanding, basic(9)	168,964,515	169,078,373
Distributable Earnings per share, basic	$0.31	$0.21
Distributable Earnings prior to realized gains and losses per share, basic	$0.48	$0.49

(1)Represents net loss attributable to Blackstone Mortgage Trust, Inc.
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
(5)Represents realized (losses) gains on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net loss, but rather as a component of other comprehensive income in our consolidated financial statements.
(6)Allocable share of adjustments related to unconsolidated entities for the three months ended June 30, 2026 reflects our share of non-cash items such as (i) $(3.8) million of unrealized gains recorded by such unconsolidated entities,
(ii) $4.3 million of depreciation and amortization, and (iii) related adjustments for realized gains, if any. For the three months ended March 31, 2026, reflects our share of non-cash items such as (i) $3.2 million of unrealized losses recorded by such unconsolidated entities, (ii) $3.1 million of depreciation and amortization, and (iii) related adjustments for realized gains, if any.
(7)Represents (i) the non-cash income recognized under GAAP related to our Agency Multifamily Lending
Partnership, in which we receive a portion of origination, servicing, and other fees for loans we refer to MTRCC for origination, offset by the related loss-sharing obligation accruals, and (ii) the cash received related to such income previously recognized under GAAP. Refer to Note 2 to our consolidated financial statements for further information on our Agency Multifamily Lending Partnership.
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
consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2026	March 31, 2026
Stockholders’ equity	$3,261,540	$3,414,960
Shares
Class A common stock	168,543,591	168,683,520
Deferred stock units	369,548	348,222
Total outstanding	168,913,139	169,031,742
Book value per share(1)	$19.31	$20.20

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.

II. Investments
Investment Portfolio
Our Investment Portfolio consists of our Loan Portfolio, our investments in our Bank Loan Portfolio Joint Venture, Net
Lease Joint Venture and Homebuilder Finance Joint Venture, our owned real estate assets, and our investment in debt securities. The chart below details the composition of our Investment Portfolio as of June 30, 2026:
Investment Portfolio(1)(2)(3)

Owned RE 7%
Industrial 23%
Multifamily 21%
US Office 16%
Non-US Office 5%
Hospitality 9%
Retail 4%
Self-Storage 3%
Life Sciences/Studio 1%
Other Loans 4%
Net Lease JV 3%
Bank Loan JV 3%
Other Investments 1%

Included in our Loan Portfolio(4)

(1)Our Investment Portfolio reflects the gross amount of our investments as of June 30, 2026, which consists of (i) our
Loan Portfolio, which represents net book value less total loans receivable CECL reserves, (ii) our share of the carrying value of investments held by our Net Lease Joint Venture, (iii) our share of the fair value of the loans held by both our Bank Loan Portfolio Joint Venture and Homebuilder Finance Joint Venture, (iv) the aggregate carrying value of our owned real estate assets, and (v) the fair value of our investments in debt securities.
(2)Assets in our Loan Portfolio with multiple components are proportioned into the relevant property types based on the allocated value of each property type.
(3)Investment types that represent less than 1% of our Investment Portfolio are included in Other Investments in the chart, which includes our Homebuilder Finance Joint Venture and investment in debt securities.
(4)Represents the types of properties securing the loans in our Loan Portfolio.
Refer to section VII of this Item 2 for details of our Loan Portfolio, on a loan-by-loan basis.

Loan Portfolio
Loan Originations
During the three months ended June 30, 2026, we originated or acquired $1.2 billion of loans, inclusive of additional commitments made under existing loans.
Loan Portfolio Activity
During the three months ended June 30, 2026, loan fundings totaled $1.2 billion and loan repayments and sales totaled
$1.2 billion.
The following table details our Loan Portfolio activity ($ in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Loan fundings(1)	$1,164,772	$1,460,704
Loan repayments and sales(1)	(1,188,345)	(1,819,277)
Total net repayments	$(23,573)	$(358,573)

(1)Excludes amounts for loans held by our Bank Loan Portfolio Joint Venture and Homebuilder Finance Joint Venture,
which are included in investments in unconsolidated entities on our consolidated balance sheets.
The following table details overall statistics for our Loan Portfolio as of June 30, 2026 ($ in thousands):

June 30, 2026
Number of loans	133
Principal balance	$17,409,208
Net book value	$16,936,895
Unfunded loan commitments(1)	$1,107,729
Weighted-average cash coupon(2)	+ 3.13%
Weighted-average all-in yield(2)	+ 3.35%
Weighted-average maximum maturity (years)(3)	2.8
Origination loan-to-value (LTV)(4)	65%

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable to each loan. As of
June 30, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
The remaining 3% of our loans by principal balance earned a fixed rate of interest.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of June 30, 2026, 47% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 53% were open to repayment by the borrower without penalty.
(4)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired.

The following table details the index rate floors for our Loan Portfolio as of June 30, 2026 ($ in thousands):

	Loan Portfolio Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$398,405	$135,273	$533,678
0.00% or no floor(2)	1,060,787	3,701,597	4,762,384
0.01% to 1.00% floor	1,314,333	1,286,448	2,600,781
1.01% to 2.00% floor	856,529	1,651,960	2,508,489
2.01% to 3.00% floor	5,754,709	366,401	6,121,110
3.01% or more floor	608,673	274,093	882,766
Total(3)	$9,993,436	$7,415,772	$17,409,208

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of June 30, 2026, the weighted-average index rate floor of our floating-rate Loan Portfolio principal balance was
1.53%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 2.11%.
The following table details the floating benchmark rates for our Loan Portfolio as of June 30, 2026 (Loan Portfolio
principal balance amounts in thousands):

Loan Count	Currency	Loan Portfolio Principal Balance	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
97		$$9,993,436	SOFR	+ 3.05%	+ 3.28%
16		££2,028,310	SONIA	+ 3.20%	+ 3.24%
14		€€2,294,807	EURIBOR	+ 2.60%	+ 2.99%
6	Various	$2,104,700	Other(3)	+ 4.06%	+ 4.26%
133		$17,409,208		+ 3.13%	+ 3.35%

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
Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2026, which is our principal balance net of (i) $972.6 million of asset-specific debt, (ii) $20.3 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of $397.8 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans. Geographic locations that represent less than
1% of net loan exposure are excluded from the chart.
(2)Assets with multiple components are proportioned into the relevant property types based on the allocated value of each property type.
Refer to section VII of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.

Portfolio Management
As of June 30, 2026, 97% of our loans, based on net loan exposure, were performing with risk ratings of “1” through “4,”
and the remaining 3% were impaired with a risk rating of “5.” As of June 30, 2026, one of our performing loans with an amortized cost basis of $148.8 million was in payment default, was less than 90 days past due on its interest payment, and had a risk rating of “4.” This loan was not impaired as of June 30, 2026 as we expect to fully recover all contractual principal and interest amounts due under the loan agreement. All other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-
capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of June 30, 2026, we had an aggregate $219.5 million asset-specific CECL reserve related to nine of our loans receivable, with an aggregate amortized cost basis of $695.2 million, net of cost-recovery proceeds. This
CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of
June 30, 2026.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assess the performance of each loan, and assign it a risk rating between “1” and “5”, from less risk to greater risk. As of June 30,
2026, our loan portfolio had a weighted-average risk rating of 3.0, based on net loan exposure.
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings as of
June 30, 2026 ($ in thousands):

	June 30, 2026
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	1	$60,896	$61,025
2	21	2,884,735	2,715,318
3	85	11,667,474	10,798,610
4	17	2,026,473	1,969,169
5	9	695,152	474,310
Loans receivable	133	$17,334,730	$16,018,432
CECL reserve		(397,835)
Loans receivable, net		$16,936,895

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2026, which is our principal balance net of (i) $972.6 million of asset-specific debt, (ii) $20.3 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of $397.8 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.
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

During the three months ended June 30, 2026, we recorded a net increase of $106.2 million in the CECL reserves against our loans receivable portfolio, primarily driven by a $134.6 million increase in our asset-specific CECL reserve, partially offset by a $28.3 million decrease in our general CECL reserve, bringing our total loans receivable CECL reserves to
$397.8 million as of June 30, 2026. The increase in our asset-specific reserve was driven by three additional loans with an aggregate amortized cost basis of $502.0 million that were impaired during the three months ended June 30, 2026, of which two are secured by office properties, and the other is secured by an office/mixed-use asset. The office sector recovery in certain markets has continued to lag other commercial real estate sectors, which has, in certain cases, extended business plans on transitional properties and impacted their performance, affecting some borrowers’ willingness and ability to continue to support their assets. Impairments are determined individually as a result of changes in specific credit quality factors for such loans. These factors include, among others, (i) the performance of the underlying property collateral, (ii)
discussions with the borrower, (iii) borrower events of default, and (iv) other facts and circumstances affecting the borrower’s willingness and ability to satisfy its contractual obligations under the terms of the loan. During the three months ended June 30, 2026, we recorded $7.1 million of interest income on these loans. Upon determining that the three loans were impaired, the income accrual was suspended, as the recovery of interest income and principal was doubtful. The increase in our asset-specific reserve was partially offset by charge-offs of $28.6 million primarily related to the resolution of one previously impaired loan as a result of our acquisition of title through a foreclosure of a multifamily collateral property located in Dallas, TX, which is now included on our consolidated balance sheet as an owned real estate asset. The decrease in our general CECL reserve was primarily driven by changes in risk ratings, and a decrease in our loans receivable balance, partially offset by new loan originations and an increase in the historical loss rate used in reserve calculations related to the additional CECL reserve charge-offs.
As of June 30, 2026, we had an aggregate $219.5 million asset-specific CECL reserve related to nine of our loans receivable, with a total amortized cost basis of $695.2 million, net of cost-recovery proceeds. Impairments are each determined individually as a result of changes in the specific credit quality factors for each such loan. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This asset-specific CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying collateral as of June 30, 2026.
No income was recorded on our impaired loans subsequent to determining that such loans were impaired. During the three months ended June 30, 2026, we did not receive any cash proceeds from such loans that would have been applied as a reduction to the amortized cost basis of each respective loan.
Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.

Owned Real Estate
As part of our portfolio management strategy to maximize economic outcomes, we may hold certain owned real estate assets, resulting from transactions in which we assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property. As of June 30, 2026, we had 14 owned real estate assets with an aggregate carrying value of $1.4 billion.
The following table provides details of our owned real estate assets as of June 30, 2026 ($ in thousands):

	Acquisition Date	Location	Property Type	Acquisition Date Fair Value	SQFT / Units / Keys
1	September 2025	New York, NY	Hospitality	$228,253	933 keys
2	December 2024	San Francisco, CA	Hospitality	201,530	686 keys
3	June 2026	Dallas, TX	Multifamily	149,906	1,530 units
4	December 2024	El Segundo, CA	Office	145,363	494,532 sqft
5	December 2025	New York, NY	Office	133,313	709,204 sqft
6	September 2025	Atlanta, GA	Office	132,974	1,184,916 sqft
7	November 2025	Denver, CO	Office	114,748	538,179 sqft
8	October 2024	Washington, DC	Office	107,016	892,480 sqft
9	September 2024	Burlington, MA	Office	64,628	379,018 sqft
10	March 2024	Mountain View, CA	Office	60,203	150,507 sqft
11	February 2025	Chicago, IL	Office	45,045	517,115 sqft
12	March 2026	San Francisco, CA	Hospitality	41,082	459 keys
13	December 2024	Denver, CO	Office	33,337	170,304 sqft
14	July 2024	San Antonio, TX	Multifamily	17,491	198 units
				$1,474,889
Bank Loan Portfolio Joint Venture
In the second quarter of 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, or our Bank Loan Portfolio Joint Venture. In the second quarter of
2025, the Bank Loan Portfolio Joint Venture acquired a $1.4 billion portfolio of 171 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by retail and multifamily properties located across various markets in the Mid-Atlantic region, are primarily fixed rate, and were acquired at a discount to par. In the third quarter of 2025, the Bank Loan Portfolio Joint Venture acquired a $606.0 million portfolio of 425 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by net lease retail assets located throughout the United States, are fixed rate, and were acquired at a discount to par. We have an aggregate 35% ownership interest in the joint venture as of June 30, 2026. As of June 30, 2026, our share of the fair value of the loans held by our
Bank Loan Portfolio Joint Venture was $502.2 million.
Our Bank Loan Portfolio Joint Venture is recorded on our consolidated balance sheets in investments in unconsolidated entities. As of June 30, 2026, our investment in the joint venture totaled $99.8 million. During the six months ended
June 30, 2026, we did not make any contributions to the joint venture, received $20.2 million of distributions, and recorded
$9.0 million of income from unconsolidated entities in our consolidated statements of operations.
Net Lease Joint Venture
In the fourth quarter of 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, or our Net Lease Joint Venture. Our investment in the joint venture is recorded on our consolidated balance sheets in investments in unconsolidated entities. As of June 30, 2026, our investment in the joint venture totaled $185.9 million. During the six months ended June 30, 2026, we contributed $100.0 million to the joint venture, received $22.4 million of distributions, and recorded $0.7 million of income from unconsolidated entities in our consolidated statements of operations, inclusive of $7.4 million of depreciation and amortization expense. We have an aggregate 75% ownership interest in the joint venture as of June 30, 2026. As of June 30, 2026, our share of the carrying value of investments held by our Net Lease Joint Venture was $661.3 million.

The following table details the tenant industries and the geographic location of the assets held by our Net Lease Joint
Venture as of June 30, 2026:

Tenant Industry	Number of Properties	% of Annualized Base Rent
Early Childhood Education	42	18%
Car Washes	31	18
Restaurants - Quick Service	72	15
Automotive Service	49	14
Medical / Dental	29	12
Pet Care	47	11
Home Improvement	9	3
Convenience Stores	14	2
Industrial	3	1
Wholesale Trade	1	1
Grocery	3	1
Other	6	4
Total	306	100%

State	Number of Properties	% of Annualized Base Rent
Texas	41	15%
Florida	28	14
Georgia	20	9
Illinois	28	8
California	9	6
Missouri	16	5
Minnesota	18	5
Indiana	15	5
Alabama	14	3
Arizona	7	3
Other (25 states)	110	27
Total	306	100%
As of June 30, 2026, our Net Lease Joint Venture’s leases had a weighted average remaining lease term of over 15 years
(based on annualized base rent), with weighted average annual rent increases of approximately 2%, and a rent coverage ratio of approximately 3x.
Homebuilder Finance Joint Venture
In the second quarter of 2026, we entered into a joint venture with an unaffiliated third-party, alongside a Blackstone-
advised investment vehicle, to acquire an initial $286.7 million portfolio of construction loans collateralized by single family homes, and to continue to acquire and fund such loans in the future, or our Homebuilder Finance Joint Venture. The loans are secured by single family homes under construction that are located throughout various markets in the United
States. We have an aggregate 45% ownership interest in the joint venture as of June 30, 2026. As of June 30, 2026, our share of the fair value of the loans held by our Homebuilder Finance Joint Venture was $149.1 million.
Our Homebuilder Finance Joint Venture is recorded on our consolidated balance sheets in investments in unconsolidated entities. As of June 30, 2026, our investment in the joint venture totaled $36.3 million. During the three and six months ended June 30, 2026, we made $36.0 million of contributions to the joint venture, did not receive any distributions, and recorded $0.3 million of income from unconsolidated entities in our consolidated statements of operations.

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
Our capital commitment represented a minority of the total capital commitments the BREDS-advised private fund had received as of June 30, 2026. As of June 30, 2026, the BREDS-advised private fund had not called any capital. To fund its investments, the BREDS-advised private fund will draw down on capital commitments made by its investors, including us, on a pro rata basis.
Debt Securities Investment
In the first quarter of 2026, we invested $66.7 million in a significant risk transfer, or SRT, transaction with a UK financial institution structured as a credit-linked note, or the UK Bank Loan Portfolio SRT. The investment constitutes the first-loss tranche of a reference portfolio comprising a diversified, granular portfolio of low-leverage commercial real estate loans held by the UK financial institution. The SRT investment earns a floating-rate cash coupon of SONIA + 7.00%. As of
June 30, 2026, no realized credit losses have been incurred with respect to the underlying reference loan portfolio.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into an agreement with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie
Mae DUS and Freddie Mac Optigo lending platforms, or our Agency Multifamily Lending Partnership. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie
Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. During the six months ended June 30, 2026, we did not refer any loans to MTRCC.

III. Financings
Loan Portfolio Financings
Our loan portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2026	December 31, 2025
Secured debt	$8,717,351	$10,125,839
Securitizations	2,750,810	2,149,496
Asset-specific debt	972,635	999,810
Total loan portfolio financing	$12,440,796	$13,275,145
Secured Debt
The following table details our secured credit facilities by currency as of June 30, 2026 ($ in thousands):

								Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Wtd. Avg. All-in Cost(3)(4)(5)	Loan Count	Collateral(6)	Wtd. Avg. All-in Yield(3)(4)	Wtd. Avg.	Range
USD	14	$3,668,157	May 2028	+1.74%	78	$6,042,859	+2.76%	36%	25% - 100%
GBP	6	1,906,500	Mar 2029	+1.68%	14	2,647,180	+3.17%	25%	25%
EUR	6	1,618,548	Feb 2030	+1.64%	13	2,380,828	+2.99%	37%	15% - 100%
Others(7)	4	1,524,146	May 2029	+2.21%	6	1,910,983	+4.34%	25%	25%
Total	16	$8,717,351	Jan 2029	+1.79%	111	$12,981,850	+3.16%	32%	25% - 100%

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
(3)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(4)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and owned real estate assets.
(5)Represents the weighted-average all-in cost as of June 30, 2026 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(6)Represents the principal balance of the collateral loan assets and the carrying value of the collateral owned real estate assets.
(7)Includes Australian Dollar, Canadian Dollar, and Swedish Krona currencies.

Securitizations
We have financed certain pools of our loans through CLOs and have also financed one of our loans through a securitization vehicle, or the European Loan Securitization. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs and the European Loan Securitization ($ in thousands):

	June 30, 2026
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
CLOs
2026 FL6 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$880,000	$872,474	+ 1.84%	August 2043
Underlying Collateral Assets	19	998,448	998,448	+ 3.04%	September 2029
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	831,250	823,296	+ 2.15%	October 2042
Underlying Collateral Assets	19	997,984	997,984	+ 3.44%	February 2029
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	421,346	421,346	+ 1.83%	May 2038
Underlying Collateral Assets	13	551,661	551,661	+ 4.17%	July 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	428,673	428,673	+ 1.93%	February 2038
Underlying Collateral Assets	9	595,239	595,239	+ 3.04%	February 2027
Total
Senior CLO Securities Outstanding	4	$2,561,269	$2,545,789	+ 1.95%
Underlying Collateral Assets	60	3,143,332	3,143,332	+ 3.35%
Securitizations
European Loan Securitization
Financing Provided	1	$189,541	$187,175	+ 1.71%	July 2030
Underlying Collateral Assets(4)	1	244,367	241,995	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(5)	5	$2,750,810	$2,732,964	+ 1.93%
Underlying Collateral Assets	61	3,387,699	3,385,327	+ 3.35%

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
on our consolidated balance sheets.
(5)During the six months ended June 30, 2026, we recorded $74.8 million of interest expense related to our securitized debt obligations.
Refer to Note 8 and Note 19 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	June 30, 2026
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$972,635	$971,305	+ 2.73%	February 2030
Collateral assets	4	$1,209,740	$1,202,445	+ 4.10%	February 2030

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	June 30, 2026	December 31, 2025
Term loans	$1,915,033	$1,847,726
Senior secured notes	1,235,316	785,316
Convertible notes	266,157	266,157
Total corporate financing	$3,416,506	$2,899,199

The following table details our outstanding senior term loan facilities, or Term Loans, our outstanding senior secured notes, or Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of June 30, 2026 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)	Swapped Rate(2)	All-in Cost(1)(3)	Maturity
Term Loans
B-7 Term Loan	$449,706	+ 2.50%	n/a	+ 3.11%	May 9, 2029
B-8 Term Loan	696,500	+ 2.50%	n/a	+ 2.95%	December 19, 2032
B-9 Term Loan	768,827	+ 2.50%	n/a	+ 2.95%	December 10, 2030
Total term loans	$1,915,033
Senior Secured Notes
October 2021	$335,316	3.75%	n/a	4.06%	January 15, 2027
December 2024	450,000	7.75%	+ 3.95%	8.14%	December 1, 2029
May 2026	450,000	6.25%	+ 2.50%	6.68%	June 1, 2031
Total senior secured notes	$1,235,316
Convertible Notes
Convertible Notes(4)	$266,157	5.50%	n/a	5.79%	March 15, 2027
Total corporate financings	$3,416,506

(1)The B-7 Term Loan and B-9 Term Loan borrowings are subject to a benchmark interest rate floor of 0.50%.
(2)For certain of the Senior Secured Notes, we have entered into interest rate swaps that effectively convert our fixed rate exposure to floating rate exposure. Refer to Note 11 and Note 13 to our consolidated financial statements for further information.
(3)Includes issue discounts, transaction expenses, and/or issuance costs, as applicable, that are amortized through interest expense over the life of each respective financing.
(4)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of June 30, 2026.
Refer to Notes 2, 10, 11, and 12 to our consolidated financial statements for further discussion of our Term Loans, Senior
Secured Notes, and Convertible Notes.
Floating Rate Loan Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of June 30, 2026 (amounts
in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)	$8,894,661	£1,915,960	€2,294,807	$2,104,700
Floating rate portfolio financings(2)(5)(6)(7)	(7,006,645)	(1,437,566)	(1,616,595)	(1,683,962)
Floating rate corporate financings(8)	(2,815,033)	—	—	—
Net floating rate exposure	$(927,017)	£478,394	€678,212	$420,738
Net floating rate exposure in USD(9)	$(927,017)	$634,446	$774,653	$420,738

(1)Includes Australian Dollar, Canadian Dollar, and Swedish Krona currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Excludes $699.7 million of principal balance on floating rate impaired loans.
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
(8)Includes amounts outstanding under Term Loans, the Senior Secured Notes due 2029, and the Senior Secured Notes
due 2031. In connection with the issuance of the Senior Secured Notes due 2029 and Senior Secured Notes due
2031, we entered into interest rate swaps with an aggregate notional amount of $900.0 million to effectively convert our fixed rate exposure to floating rate exposure for such notes.
(9)Represents the U.S. dollar equivalent as of June 30, 2026.
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

IV. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended
June 30, 2026 and March 31, 2026 ($ in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2026	March 31, 2026	$
Income from loans and other investments
Interest and related income	$309,748	$305,557	$4,191
Less: Interest and related expenses	227,182	220,736	6,446
Income from loans and other investments, net	82,566	84,821	(2,255)
Revenue from owned real estate	75,497	74,594	903
Total net revenues	158,063	159,415	(1,352)
Expenses
Management and incentive fees	14,641	14,813	(172)
General and administrative expenses	14,918	13,981	937
Expenses from owned real estate	81,440	81,975	(535)
Total expenses	110,999	110,769	230
Increase in current expected credit loss reserve	(134,403)	(55,055)	(79,348)
Income from unconsolidated entities	8,570	1,383	7,187
Net loss on disposition of owned real estate	—	(160)	160
Other income, net	3	4	(1)
Loss before income taxes	(78,766)	(5,182)	(73,584)
Income tax provision	2,501	1,158	1,343
Net loss	(81,267)	(6,340)	(74,927)
Net loss attributable to non-controlling interests	45	43	2
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(81,222)	$(6,297)	$(74,925)
Net loss per share of common stock, basic and diluted	$(0.48)	$(0.04)	$(0.44)

Weighted-average shares of common stock outstanding, basic and diluted	168,964,515	169,078,373	(114)
Dividends declared per share	$0.47	$0.47	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $2.3 million during the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The decrease was primarily driven by (i) an increase in interest expense due to a $173.9 million increase in the weighted-average principal balance of our outstanding financing arrangements, and (ii) a decline in interest income related to additional loans accounted for under the cost-recovery method during the three months ended June 30, 2026. These decreases were partially offset by an increase in interest income primarily due to new originations during the three months ended June 30, 2026.
Revenue from owned real estate
Revenue from owned real estate increased by $0.9 million during the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The increase was primarily due to the acquisition of one additional owned real estate asset during the three months ended June 30, 2026. This increase was partially offset by the seasonality of the operations at our hospitality assets.

Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, and expenses from owned real estate. Expenses increased by $0.2 million during the three months ended June 30, 2026 compared to the three months ended March 31, 2026, primarily due to a $0.9 million increase in general and administrative expenses driven by costs incurred in connection with the formation of our Homebuilder Finance Joint Venture. This was partially offset by (i) a $0.5 million decrease in expenses from owned real estate, primarily due to the benefit from a
$3.3 million property tax refund received by one of our owned real estate assets during the three months ended March 31,
2026, partially offset by the acquisition of one additional owned real estate asset during the three months ended June 30,
2026, and (ii) a $0.2 million decrease in management fees payable to our Manager, due to lower Equity, as defined in our
Management Agreement, primarily resulting from charge-offs of CECL reserves.
Changes in current expected credit loss reserve
During the three months ended June 30, 2026, we recorded a $134.4 million increase in our CECL reserves, as compared to a $55.1 million increase during the three months ended March 31, 2026. The increase during the three months ended
June 30, 2026 was primarily due to an increase in our asset-specific CECL reserves, driven by three additional loans that were impaired during the three months ended June 30, 2026. This was partially offset by a decrease in our general CECL reserves driven by changes in risk ratings, and a decrease in our loans receivable balance, partially offset by new loan originations and an increase in the historical loss rate used in reserve calculations related to the additional CECL reserve charge-offs.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our loan portfolio and changes in broader market conditions, and there may be volatility in the level of our CECL reserves.
Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of June 30, 2026.
Income from unconsolidated entities
During the three months ended June 30, 2026, we recorded income from unconsolidated entities of $8.6 million compared to $1.4 million during the three months ended March 31, 2026. This increase was primarily due to higher income from our
Bank Loan Portfolio Joint Venture as a result of unrealized gains on the fair value adjustment of the portfolio during the three months ended June 30, 2026, compared to unrealized losses during the three months ended March 31, 2026.
Income tax provision
The income tax provision increased by $1.3 million during the three months ended June 30, 2026 compared to the three months ended March 31, 2026, primarily due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended June 30, 2026, we declared dividends of $0.47 per share, or $79.2 million in aggregate.
During the three months ended March 31, 2026, we declared dividends of $0.47 per share, or $79.3 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the six months ended
June 30, 2026 and 2025 ($ in thousands, except per share data):

	Six Months Ended June 30,		Change
	2026	2025	$
Income from loans and other investments
Interest and related income	$615,305	$691,594	$(76,289)
Less: Interest and related expenses	447,918	506,960	(59,042)
Income from loans and other investments, net	167,387	184,634	(17,247)
Revenue from owned real estate	150,091	75,845	74,246
Total net revenues	317,478	260,479	56,999
Expenses
Management and incentive fees	29,454	34,271	(4,817)
General and administrative expenses	28,899	26,190	2,709
Expenses from owned real estate	163,415	94,098	69,317
Total expenses	221,768	154,559	67,209
Increase in current expected credit loss reserve	(189,458)	(95,098)	(94,360)
Income (loss) from unconsolidated entities	9,953	(2,889)	12,842
Net loss on disposition of owned real estate	(160)	—	(160)
Other income, net	7	321	(314)
(Loss) income before income taxes	(83,948)	8,254	(92,202)
Income tax provision	3,659	1,621	2,038
Net (loss) income	(87,607)	6,633	(94,240)
Net loss (income) attributable to non-controlling interests	88	(21)	109
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(87,519)	$6,612	$(94,131)
Net loss per share of common stock, basic and diluted	$(0.52)	$0.04	$(0.56)
Weighted-average shares of common stock outstanding, basic and diluted	169,021,130	171,949,090	(2,927,960)
Dividends declared per share	$0.94	$0.94	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $17.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to (i) a $1.1 billion decrease in the weighted-average principal balance of our loan portfolio, and (ii) a decline in interest income related to additional loans accounted for under the cost-recovery method or loans that are now accounted for as owned real estate assets during the six months ended June 30, 2026. These decreases were partially offset by a decrease in interest expense resulting from declines in floating-rate indices.
Revenue from owned real estate
Revenue from owned real estate increased by $74.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the acquisition or consolidation of six additional owned real estate assets.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, and expenses from owned real estate. Expenses increased by $67.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to (i) a $69.3 million increase in expenses from owned real estate due to the acquisition or consolidation of six additional owned real estate assets, and (ii) a $2.7 million increase in general and administrative expenses due to an increase in professional service fees. These increases were partially offset by a $4.8 million decrease in management fees payable to our Manager, due to lower Equity, as defined in our Management
Agreement, primarily resulting from charge-offs of CECL reserves and repurchases of class A common shares.
Changes in current expected credit loss reserve
During the six months ended June 30, 2026, we recorded a $189.5 million increase in our CECL reserves, as compared to a
$95.1 million increase during the six months ended June 30, 2025. The increase during the six months ended June 30, 2026 was primarily due to (i) an increase in our asset-specific CECL reserves, driven by five additional loans that were impaired during the six months ended June 30, 2026, and (ii) a decrease in our general CECL reserves driven by changes in risk ratings, including the impact of the five newly impaired loans moving out of the general CECL reserve, partially offset by new loan originations and an increase in the historical loss rate used in reserve calculations related to the additional CECL charge-offs.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our loan portfolio and changes in broader market conditions, and there may be volatility in the level of our CECL reserves.
Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of June 30, 2026.
Income (loss) from unconsolidated entities
During the six months ended June 30, 2026, we recorded income from unconsolidated entities of $10.0 million compared to a loss of $2.9 million during the six months ended June 30, 2025. The increase was primarily driven by higher earnings from both our Bank Loan Portfolio Joint Venture and Net Lease Joint Venture, reflecting additional assets acquired by each joint venture.
Income tax provision
The income tax provision increased by $2.0 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the six months ended June 30, 2026, we declared dividends of $0.94 per share, or $158.5 million in aggregate.
During the six months ended June 30, 2025, we declared dividends of $0.94 per share, or $161.3 million in aggregate.
V. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of June 30, 2026, our capitalization structure included $3.3 billion of common equity, $3.4 billion of corporate debt, and $12.4 billion of asset-level financings. Our $3.4 billion of corporate debt includes $1.9 billion of Term Loan borrowings, $1.2 billion of Senior Secured Notes, and $266.2 million of
Convertible Notes. Our $12.4 billion of asset-level financings includes $8.7 billion of secured debt, $2.8 billion of securitizations, and $972.6 million of asset-specific debt. Our asset-level financings are generally structured to provide currency, index and term-matched financing without capital markets-based mark-to-market provisions.
As of June 30, 2026, we had $1.2 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
Refer to Notes 6, 7, 8, 9, 10, 11, and 12 to our consolidated financial statements for additional details regarding our other secured debt, secured debt, securitized debt obligations, asset-specific debt, Term Loans, Senior Secured Notes, and
Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2026	December 31, 2025
Debt-to-equity ratio(1)(2)	3.9x	3.9x
Total leverage ratio(1)(3)	4.7x	4.5x

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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$432,833	$452,526
Available borrowings under secured debt	807,533	551,552
Loan principal payments held by servicer, net(1)	306	15,626
	$1,240,672	$1,019,704

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date, which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the six months ended June 30, 2026, we generated cash flow from operating activities of $234.9 million and received $1.8 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through provisions of certain of our CLOs, which allow us to effectively replace, for a period of time, a repaid loan in the CLO with additional eligible CLO collateral to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
We have access to further liquidity through public and private offerings of equity and debt securities, syndicated term loans, asset sales, and similar transactions. To facilitate public offerings of securities, in July 2025, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in July 2028. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include:
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which
9,948,628 shares of class A common stock were available for issuance as of June 30, 2026, and our “at the market”
common stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of June 30, 2026. Refer to Note 14 to our consolidated financial statements for additional details.
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
During the six months ended June 30, 2026, we repurchased 212,875 shares of class A common stock at a weighted-
average price per share of $17.99, for a total cost of $3.8 million. As of June 30, 2026, the amount remaining available for repurchases under the program was $145.8 million.
As of June 30, 2026, we had unfunded commitments of $1.1 billion related to 53 loans receivable and $680.3 million of committed or identified financing for those commitments resulting in net unfunded commitments of $427.4 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 1.7 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2026 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,107,729	$232,959	$801,100	$73,670	$—
Principal repayments under secured debt(3)	8,717,351	3,090,021	1,911,815	3,565,733	149,782
Principal repayments under asset-specific debt(3)	972,635	—	367,814	604,821	—
Principal repayments of term loans(4)	1,915,033	19,239	474,590	759,705	661,499
Principal repayments of senior secured notes	1,235,316	335,316	—	900,000	—
Principal repayments of convertible notes(5)	266,157	266,157	—	—	—
Principal repayments of other secured debt(6)	38,386	—	—	38,386	—
Interest payments(3)(7)	2,096,570	668,218	912,645	428,775	86,932
Total(8)	$16,349,177	$4,611,910	$4,467,964	$6,371,090	$898,213

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
(7)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes,
Convertible Notes, and other secured debt. Future interest payment obligations are estimated assuming the interest rates in effect as of June 30, 2026 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(8)Total does not include $2.8 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$234,940	$157,749
Cash flows provided by (used in) investing activities	186,023	(231,088)
Cash flows (used in) provided by financing activities	(438,630)	129,200
Net (decrease) increase in cash and cash equivalents	$(17,667)	$55,861
We experienced a net decrease in cash and cash equivalents of $17.7 million for the six months ended June 30, 2026, compared to a net increase of $55.9 million for the six months ended June 30, 2025. During the six months ended June 30,
2026, we (i) received $1.8 billion from loan principal collections, sales proceeds, and cost-recovery proceeds, (ii) received
$880.0 million of net proceeds from the issuance of a securitized debt obligation, (iii) received $450.0 million of net proceeds from the issuance of Senior Secured Notes, (iv) received a net $72.1 million under our secured term loan borrowings, and (v) received aggregate distributions of $42.6 million from unconsolidated entities, primarily as a result of our Net Lease Joint Venture refinancing its portfolio through an asset-backed securitization transaction. Also, during the six months ended June 30, 2026, we (i) funded $1.4 billion of loans, (ii) repaid a net $1.4 billion of secured debt borrowings and asset-specific financings, (iii) repaid $275.6 million of securitized debt obligations, (iv) paid
$158.4 million of dividends on our class A common stock, and (v) invested $136.0 million in unconsolidated entities.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2026 and December 31, 2025, we were in compliance with all REIT requirements.
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
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2026.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2026.
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
During the six months ended June 30, 2026, our CECL reserves increased by $114.4 million, bringing our total reserves to
$410.4 million as of June 30, 2026. Refer to Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.
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
We determine if an arrangement is a lease at contract inception, which is subject to the provisions of Financial Accounting
Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842 “Leases.” Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. We begin to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.
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
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’
estimated useful lives of up to 40 years for buildings, 15 years for land improvements, and 10 years for building and tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Lease intangibles are amortized over the remaining term of applicable leases on a straight-
line basis. The cost of ordinary repairs and maintenance are expensed as incurred.

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
Real estate assets are classified as held for sale in the period when they meet the criteria under the ASC Topic 360
“Property, Plant, and Equipment.” Once a real estate asset is classified as held for sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less cost to sell. If circumstances arise and we decide not to sell a real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held for investment, and (ii) its estimated fair value at the time of reclassification.
As of June 30, 2026, we had 14 owned real estate assets that were all classified as held for investment.

VII. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2026 ($ in millions):

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)		All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
1	Hospitality	Diversified, AU	6/24/2022	$913	$913	$909	+4.75%		+4.93%	6/21/2030	$415 / sqft	59%	3
2	Mixed-Use	Dublin, IE	8/14/2019	858	817	820	+3.20%		+3.99%	1/29/2027	$242 / sqft	74%	3
3	Mixed-Use	Austin	6/28/2022	675	556	553	+4.60%		+5.08%	7/9/2029	$462 / sqft	53%	3
4	Industrial	Diversified, SE	3/30/2021	477	477	477	+3.20%		+3.31%	5/18/2027	$87 / sqft	76%	2
5	Mixed-Use	Diversified, Spain	3/22/2018	470	470	470	+2.00%		+2.00%	3/15/2036	n / a	71%	3
6	Self-Storage	Diversified, CAN	2/20/2025	440	440	440	+3.50%		+3.50%	2/9/2030	$151 / sqft	58%	2
7	Industrial	Diversified, US	10/28/2025	419	419	416	+2.65%		+3.01%	11/9/2030	$100 / sqft	78%	3
8	Mixed-Use	New York	12/9/2021	385	385	384	+2.76%		+3.00%	12/9/2026	$132 / sqft	50%	3
9	Office	Chicago	12/11/2018	356	345	347	+1.75%		+1.75%	12/9/2026	$289 / sqft	n/m	5
10	Industrial	Diversified, UK	4/7/2025	345	345	345	+2.55%		+2.88%	4/7/2030	$342 / sqft	67%	3
11	Office	Seattle	1/26/2022	338	305	305	+4.10%		+4.46%	2/9/2027	$621 / sqft	56%	3
12	Industrial	Diversified, UK	5/15/2025	300	300	300	+2.70%		+2.89%	5/15/2028	$142 / sqft	69%	3
13	Office	Washington, DC	9/29/2021	293	293	293	+2.81%		+3.05%	10/9/2026	$382 / sqft	66%	2
14	Other	Diversified, UK	1/11/2019	292	292	292	+5.21%		+5.06%	6/14/2028	$231 / sqft	74%	2
15	Industrial	Diversified, EUR	6/5/2025	244	244	242	+2.70%		+2.97%	7/19/2030	$66 / sqft	70%	3
16	Office	New York	4/11/2018	243	243	243	+2.25%		+2.62%	3/7/2028	$307 / sqft	52%	4
17	Multifamily	Reno	2/23/2022	240	231	231	+2.60%		+2.83%	3/9/2027	$214,898 / unit	74%	3
18	Industrial	Diversified, UK	8/15/2025	272	229	227	+2.65%		+3.13%	10/1/2030	$202 / sqft	70%	3
19	Office	Berlin, DEU	6/27/2019	253	227	227	+1.00%		+1.13%	6/6/2030	$471 / sqft	62%	4
20	Industrial	Diversified, US	2/13/2025	225	225	224	+3.10%		+3.44%	3/9/2030	$787,881 / acre	62%	3
21	Industrial	Diversified, UK	3/28/2025	203	203	202	+2.45%		+2.74%	3/28/2030	$127 / sqft	69%	3
22	Multifamily	New York	5/4/2026	212	202	200	+2.05%		+2.32%	5/9/2031	$423,214 / unit	57%	3
23	Industrial	Diversified, UK	4/11/2025	199	199	198	+2.40%		+2.77%	4/11/2030	$115 / sqft	69%	3
24	Office	New York	7/23/2021	244	187	187	-1.30%	(7)	-1.03%	8/9/2028	$594 / sqft	53%	4
25	Retail	Diversified, UK	3/9/2022	179	179	179	+2.75%		+2.88%	8/15/2028	$152 / sqft	55%	2
26	Industrial	Diversified, EUR	12/17/2025	171	171	169	+3.25%		+3.61%	12/17/2030	$87 / sqft	66%	3
27	Hospitality	Los Angeles	6/22/2026	159	159	158	+3.00%		+3.35%	6/9/2031	$634,640 / key	58%	3
28	Self-Storage	London, UK	11/18/2021	150	150	150	+3.25%		+3.51%	11/18/2026	$190 / sqft	65%	2
29	Multifamily	San Jose	4/2/2025	182	149	148	+2.35%		+2.76%	4/9/2030	$318,692 / unit	67%	3
30	Multifamily	Melbourne, AU	1/10/2025	149	149	149	+3.85%		+4.52%	1/10/2028	$448,068 / unit	76%	4

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
31	Industrial	Diversified, US	4/9/2026	$174	$147	$146	+2.55%	+2.97%	4/9/2031	$983,496 / acre	52%	3
32	Industrial	Diversified, UK	11/12/2025	151	145	143	+2.80%	+3.21%	11/7/2029	$126 / sqft	72%	3
33	Multifamily	Dublin, IE	12/15/2021	143	141	141	+2.75%	+3.05%	12/9/2026	$354,202 / unit	79%	3
34	Mixed-Use	New York	1/17/2020	183	141	141	+3.12%	+3.44%	2/9/2028	$111 / sqft	43%	3
35	Multifamily	Manchester, UK	6/30/2025	138	138	137	+2.30%	+2.65%	6/30/2029	$295,976 / unit	63%	3
36	Office	London, UK	12/20/2019	135	135	135	4.00%	4.00%	3/31/2029	$686 / sqft	68%	4
37	Industrial	Diversified, US	2/2/2026	134	134	133	+2.32%	+2.68%	2/9/2031	$126 / sqft	70%	3
38	Retail	Diversified, Spain	4/8/2026	146	134	132	+2.55%	+2.78%	4/8/2031	$140 / sqft	71%	3
39	Office	San Jose	8/24/2021	156	130	128	+2.75%	+8.31%	9/9/2028	$304 / sqft	65%	4
40	Office	Diversified, UK	11/23/2018	128	128	127	+3.50%	+3.74%	11/15/2029	$1,065 / sqft	50%	3
41	Multifamily	Los Angeles	9/14/2021	128	127	127	+2.81%	+3.05%	10/9/2026	$256,954 / unit	75%	3
42	Industrial	Diversified, US	5/19/2026	140	126	125	+2.50%	+2.88%	6/9/2031	$1,061,500 / acre	54%	3
43	Office	Houston	7/15/2019	136	126	125	+3.01%	+3.22%	8/9/2028	$227 / sqft	58%	3
44	Multifamily	Miami	11/27/2024	125	125	124	+2.80%	+3.17%	12/9/2029	$260,417 / unit	71%	3
45	Multifamily	Dallas	6/4/2026	125	125	123	+2.35%	+2.86%	6/9/2031	$137,280 / unit	71%	3
46	Retail	San Diego	8/27/2021	122	122	122	+3.11%	+3.36%	9/9/2026	$464 / sqft	58%	2
47	Life Sciences/ Studio	Boston	5/13/2021	143	122	122	3.25%	3.25%	9/9/2030	$608 / sqft	80%	4
48	Multifamily	Denver	11/26/2025	120	120	119	+2.35%	+2.71%	12/9/2030	$469,762 / unit	65%	2
49	Multifamily	Miami	6/1/2021	120	120	120	+2.65%	+2.95%	6/9/2029	$298,507 / unit	61%	3
50	Office	Miami	3/28/2022	120	120	119	+2.55%	+2.79%	4/9/2027	$316 / sqft	69%	3
51	Multifamily	Diversified, UK	3/29/2021	115	115	115	+4.52%	+4.52%	12/17/2026	$50,257 / unit	61%	3
52	Multifamily	Phoenix	12/29/2021	110	110	110	+2.85%	+3.11%	7/9/2027	$189,003 / unit	64%	3
53	Multifamily	Tampa	2/15/2022	106	106	105	+2.85%	+3.09%	3/9/2027	$241,972 / unit	73%	3
54	Life Sciences/ Studio	Los Angeles	6/28/2019	106	106	106	+8.75%	+8.75%	2/1/2026	$531 / sqft	n/m	5
55	Office	Chicago	9/30/2021	105	105	105	5.00%	5.00%	10/9/2029	$116 / sqft	43%	3
56	Office	Orange County	8/31/2017	105	105	105	+2.62%	+2.62%	9/9/2026	$162 / sqft	58%	4
57	Multifamily	Washington, DC	11/17/2025	105	105	104	+2.50%	+2.83%	12/9/2030	$294,755 / unit	72%	3
58	Industrial	Diversified, US	5/22/2025	115	104	104	+3.00%	+3.36%	6/9/2030	$883,541 / acre	56%	3
59	Industrial	Diversified, FR	12/11/2025	104	104	103	+2.65%	+3.00%	12/11/2030	$69 / sqft	68%	3
60	Mixed-Use	New York	3/10/2020	103	103	103	+3.00%	+3.01%	7/11/2029	$629 / sqft	48%	2

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
61	Multifamily	Various, TX	10/15/2025	$105	$103	$102	+2.60%	+2.93%	11/9/2030	$229,211 / unit	73%	3
62	Retail	New York	9/24/2025	121	101	100	+3.35%	+3.76%	10/9/2030	$135 / sqft	56%	3
63	Hospitality	Honolulu	1/30/2020	99	99	99	+3.50%	+4.09%	2/9/2027	$270,109 / key	63%	4
64	Hospitality	Honolulu	3/13/2018	98	98	98	+3.11%	+3.29%	4/9/2027	$152,536 / key	50%	3
65	Office	Washington, DC	12/21/2021	103	98	98	+2.70%	+2.93%	1/9/2027	$336 / sqft	68%	4
66	Multifamily	Diversified, NL	3/27/2025	98	98	98	+2.70%	+2.97%	3/31/2028	$115,572 / unit	62%	2
67	Multifamily	San Antonio	3/20/2025	97	97	96	+2.80%	+3.16%	4/9/2030	$449,074 / unit	72%	3
68	Industrial	Diversified, BE	3/7/2025	108	97	96	+2.75%	+3.32%	3/7/2030	$40 / sqft	57%	2
69	Multifamily	Miami	3/29/2022	97	97	98	+2.01%	+2.08%	5/9/2030	$269,388 / unit	75%	4
70	Multifamily	Phoenix	10/1/2021	96	96	97	+2.13%	+2.66%	1/9/2029	$221,682 / unit	77%	4
71	Multifamily	Philadelphia	10/28/2021	96	96	95	+3.00%	+3.24%	11/9/2026	$353,704 / unit	79%	3
72	Multifamily	Seattle	9/13/2024	94	94	94	+3.25%	+3.49%	11/9/2027	$509,389 / unit	68%	3
73	Multifamily	Orlando	10/27/2021	93	93	93	+2.61%	+2.85%	11/9/2026	$155,612 / unit	75%	3
74	Mixed-Use	San Francisco	6/14/2022	106	92	92	+2.95%	+2.95%	7/9/2027	$190 / sqft	n/m	5
75	Hospitality	Boston	3/3/2022	89	89	89	+2.75%	+3.09%	3/9/2027	$404,364 / key	64%	3
76	Multifamily	Melbourne, AU	6/13/2025	253	89	87	+4.75%	+5.98%	8/8/2029	$186,341 / unit	76%	3
77	Multifamily	Charlotte	7/29/2021	82	82	82	+2.76%	+3.59%	8/9/2027	$223,735 / unit	78%	3
78	Hospitality	Diversified, US	8/27/2021	79	79	78	+4.60%	+4.84%	9/9/2026	$116,598 / key	67%	3
79	Multifamily	Miami	4/10/2026	78	78	78	+2.05%	+2.35%	5/9/2031	$433,180 / unit	73%	3
80	Multifamily	Tampa	12/21/2021	74	74	74	+2.70%	+2.94%	1/9/2027	$217,353 / unit	77%	3
81	Retail	Utrecht, NL	5/30/2025	71	71	71	+2.80%	+3.16%	5/30/2030	$168 / sqft	62%	2
82	Multifamily	Miami	7/31/2025	68	68	68	+2.60%	+2.96%	8/9/2030	$229,730 / unit	72%	3
83	Multifamily	Las Vegas	3/31/2022	67	67	67	+2.90%	+3.26%	4/9/2027	$147,616 / unit	71%	3
84	Industrial	Berlin, DEU	4/21/2026	65	65	65	+2.65%	+2.99%	4/9/2031	$137 / sqft	65%	3
85	Mixed-Use	New York	6/25/2025	221	63	62	+3.75%	+4.32%	12/25/2028	$113,016 / unit	44%	3
86	Office	Nashville	6/30/2021	65	63	63	+2.95%	+2.95%	7/9/2026	$259 / sqft	n/m	5
87	Office	Los Angeles	4/6/2021	62	62	62	6.00%	6.00%	1/9/2030	$254 / sqft	65%	2
88	Office	New York	5/28/2025	68	61	61	+3.25%	+3.66%	6/9/2030	$399 / sqft	60%	1
89	Hospitality	Bermuda	4/26/2024	69	61	61	+4.95%	+5.62%	5/9/2029	$693,780 / key	39%	2
90	Hospitality	Napa Valley	4/29/2022	60	60	59	+2.65%	+2.93%	4/9/2028	$626,382 / key	66%	2

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
91	Multifamily	Seattle	10/28/2021	$59	$59	$59	+2.95%	+3.18%	11/9/2027	$178,810 / unit	70%	3
92	Industrial	Minneapolis	12/12/2024	61	58	58	+2.85%	+3.23%	1/9/2030	$82 / sqft	59%	3
93	Multifamily	Phoenix	12/17/2021	58	58	58	+2.70%	+2.97%	1/9/2028	$209,601 / unit	69%	3
94	Office	Miami	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	$122 / sqft	65%	2
95	Multifamily	Salt Lake City	7/30/2021	57	57	57	+2.95%	+3.22%	8/9/2027	$206,345 / unit	73%	3
96	Multifamily	Atlanta	10/17/2025	57	56	56	+2.30%	+2.57%	11/9/2030	$212,121 / unit	64%	3
97	Office	Denver	8/5/2021	56	55	55	+2.96%	+3.21%	8/9/2026	$206 / sqft	70%	4
98	Office	Denver	4/7/2022	57	55	54	+3.25%	+3.49%	4/9/2027	$161 / sqft	59%	4
99	Industrial	Diversified, US	12/14/2018	54	54	54	+3.01%	+3.41%	1/9/2027	$40 / sqft	57%	2
100	Multifamily	Los Angeles	7/28/2021	53	53	53	+2.75%	+3.12%	8/9/2026	$300,178 / unit	71%	3
101	Self-Storage	Diversified, US	2/18/2025	53	53	52	+3.10%	+3.47%	3/9/2030	$90 / sqft	67%	3
102	Multifamily	Denver	3/19/2025	51	51	51	+2.60%	+2.92%	5/9/2030	$221,739 / unit	64%	3
103	Hospitality	Waimea	2/27/2025	50	50	50	+2.80%	+2.92%	2/9/2030	$823,353 / key	52%	2
104	Office	Los Angeles	8/22/2019	50	50	50	+2.66%	+2.90%	3/9/2027	$290 / sqft	63%	4
105	Multifamily	Los Angeles	7/20/2021	48	48	48	+2.86%	+3.11%	8/9/2026	$366,412 / unit	60%	3
106	Multifamily	Dallas	12/23/2025	45	45	44	5.74%	6.45%	1/1/2031	$148,333 / unit	77%	3
107	Multifamily	Columbus	12/8/2021	44	44	44	+2.75%	+2.99%	12/9/2026	$144,479 / unit	69%	2
108	Multifamily	Dublin, IE	12/8/2025	40	40	40	+2.65%	+2.83%	12/2/2030	$347,626 / unit	73%	3
109	Multifamily	Las Vegas	3/31/2022	39	39	39	+2.90%	+3.26%	4/9/2027	$153,158 / unit	72%	3
110	Multifamily	Savannah	10/10/2025	40	38	37	+2.85%	+2.94%	11/9/2030	$241,935 / unit	69%	3
111	Office	Canberra, AU	5/8/2025	37	37	36	+3.80%	+3.98%	5/8/2028	$409 / sqft	75%	3
112	Office	Atlanta	5/27/2025	51	36	35	+3.65%	+4.03%	6/9/2030	$122 / sqft	39%	2
113	Multifamily	Los Angeles	3/1/2022	35	35	35	+3.00%	+3.17%	3/9/2027	$372,340 / unit	72%	3
114	Retail	Hamburg, DEU	3/19/2026	42	33	33	+2.90%	+3.20%	3/4/2030	$107 / sqft	65%	3
115	Mixed-Use	New York	2/21/2025	24	24	24	+3.25%	+3.52%	3/9/2030	$775 / sqft	59%	3
116	Office	Austin	4/15/2021	24	22	22	+3.06%	+3.13%	12/9/2029	$155 / sqft	40%	2
117	Multifamily	Las Vegas	8/4/2021	22	22	22	+2.86%	+3.11%	8/9/2026	$180,000 / unit	73%	3
118	Multifamily	Atlanta	5/9/2025	21	21	21	+2.85%	+2.94%	5/9/2030	$205,882 / unit	65%	3
Subtotal: senior loan portfolio				$17,888	$16,904	$16,856	+2.94%	+3.28%	2.8 yrs		65%	3.0

Subordinate Loan Portfolio(8)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
119	Office	Los Angeles	11/22/2019	$131	$124	$124	+2.50%	+2.50%	12/9/2027	$822 / sqft	69%	4
120	Office	Orange County	8/31/2017	64	59	42	n/m (9)	n/m	9/9/2026	$338 / sqft	n/m	5
121	Life Sciences/ Studio	San Francisco	11/10/2021	72	57	57	+8.71%	+8.95%	12/9/2026	$425 / sqft	66%	4
122	Industrial	Diversified, US	3/10/2025	56	56	56	+5.00%	+5.12%	3/9/2030	$111 / sqft	70%	3
123	Multifamily	Los Angeles	12/30/2021	42	38	38	+8.80%	+9.11%	1/9/2030	$542,220 / unit	50%	3
124	Multifamily	London, UK	7/18/2025	29	29	29	+8.98%	+9.38%	7/5/2030	$741,723 / unit	69%	3
125	Other	Manassas, VA	1/9/2026	26	26	25	12.98%	14.23%	1/9/2031	$9,840,909 / MW	64%	3
126	Office	Austin	4/15/2021	24	24	20	n/m (9)	n/m	12/9/2029	$385 / sqft	n/m	5
127	Industrial	New York	1/8/2026	23	23	20	5.79%	9.67%	1/9/2031	$12 / sqft	63%	3
128	Hospitality	Miami	5/2/2025	23	21	21	+9.50%	+10.15%	5/9/2030	$946,478 / key	53%	3
129	Mixed-Use	New York	5/20/2025	28	17	17	10.00%	10.06%	10/1/2034	$1,038 / sqft	59%	3
130	Office	London, UK	12/20/2019	14	14	14	n/m (9)	n/m	3/31/2029	$830 / sqft	n/m	5
131	Office	Chicago	9/30/2021	44	11	11	n/m (9)	n/m	10/9/2029	$160 / sqft	n/m	5
132	Other	Honolulu	3/2/2026	41	7	6	+9.72%	+11.17%	3/9/2032	$82 / sqft	69%	3
133	Life Sciences/ Studio	Boston	5/13/2021	15	1	1	n/m (9)	n/m	9/9/2030	$645 / sqft	n/m	5
Subtotal: subordinate loan portfolio				$629	$505	$479	+3.61%	+5.07%	2.9 yrs		65%	3.7

Subtotal: loans receivable portfolio				$18,517	$17,409	$17,335
Total CECL reserve						(398)
Total loans receivable portfolio				$18,517	$17,409	$16,937	+3.13%	+3.35%	2.8 yrs		65%	3.0

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
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR,
CORRA, and other indices as applicable to each loan. As of June 30, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to
SOFR. The remaining 3% of our loans by principal balance earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised; however, our loans may be repaid prior to such date. Excludes loans accounted for under the cost-
recovery and nonaccrual methods, if any.
(7)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 2.35% as of June 30, 2026.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Loan Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2026, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the impact on our net interest income, presented net of implied changes in incentive fees, for the twelve-month period following June 30, 2026, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended June 30, 2026 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of June 30, 2026(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)	$16,161,435	$64,197	$128,517	$(62,959)	$(112,812)
Floating rate liabilities(5)(6)(7)	(15,258,615)	(61,034)	(122,069)	61,034	122,069
Net exposure	$902,820	$3,163	$6,448	$(1,925)	$9,257

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
(4)Excludes $699.7 million of principal balance on floating rate impaired loans.
(5)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’
exposure to an increase in interest rates.
(6)Excludes amounts related to our investments in unconsolidated entities.
(7)Includes amounts outstanding under our secured debt, securitizations, asset-specific debt, Term Loans, Senior
Secured Notes due 2029, and Senior Secured Notes due 2031. We entered into interest rate swaps with an aggregate notional amount of $900.0 million that effectively converts our fixed rate exposure to floating rate exposure for the
Senior Secured Notes due 2029 and Senior Secured Notes due 2031. Excludes amounts related to the indebtedness of our unconsolidated entities.
Loan Portfolio Value
As of June 30, 2026, 97% of our loans by principal balance earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of June 30, 2026, we had an aggregate $219.5 million asset-specific CECL reserve related to nine of our loans receivable, with an aggregate amortized cost basis of $695.2 million, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of June 30,
2026.
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

Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of June 30, 2026.
The following tables outline our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	June 30, 2026
	GBP	EUR	All Other(1)
Foreign currency assets	£2,135,200	€2,324,702	$2,155,172
Foreign currency liabilities	(1,444,826)	(1,622,249)	(1,695,115)
Foreign currency contracts – notional	(684,764)	(695,360)	(451,958)
Net exposure to exchange rate fluctuations	£5,610	€7,093	$8,099
Net exposure to exchange rate fluctuations in USD(2)	$7,440	$8,101	$8,099

(1)Includes Swedish Krona, Australian Dollar, and Canadian Dollar currencies.
(2)Represents the U.S. Dollar equivalent as of June 30, 2026.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
June 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under “Part I, Item 1A. Risk Factors” of our
Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(2)
April 1 - April 30, 2026	—	$—	—	$148,822
May 1 - May 31, 2026	169,110	17.92	169,110	145,792
June 1 - June 30, 2026	—	—	—	145,792
Total	169,110	$17.92	169,110	$145,792

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

4.1
Indenture, dated May 19, 2026, among the Company, the Guarantors and The Bank of New York Mellon
Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.1 to the Registrant’s Current
Report on Form 8-K (File No. 1-14788) filed on May 19, 2026 and incorporated herein by reference)

4.2		Form of 6.250% Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.1).

4.3
Pledge and Security Agreement, dated as of May 19, 2026, by and among Blackstone Mortgage Trust, Inc., the other grantors from time to time party thereto and The Bank of New York Mellon Trust Company,
N.A., as collateral agent (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No.
1-14788) filed on May 19, 2026 and incorporated herein by reference).

4.4
First Lien Intercreditor Agreement, dated as of October 5, 2021, by and among Blackstone Mortgage
Trust, Inc., JPMorgan Chase Bank, N.A., as agent under the Term Loan Credit Agreement, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (filed as Exhibit 4.4 to the
Current Report on Form 8-K (File No. 1-14788) filed on October 5, 2021 and incorporated herein by reference).

4.5
Joinder No. 2 to First Lien Intercreditor Agreement, dated as of May 19, 2026, by and among Blackstone
Mortgage Trust, Inc., the grantors party thereto and the other parties thereto (filed as Exhibit 4.5 to the
Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 19, 2026 and incorporated herein by reference).

10.1	*
Eighth Amendment to Master Repurchase Agreement, dated as of May 28, 2026, by and among Parlex 3A
USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company,
Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity
Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A
FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR
Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC, and
Parlex 3A CAD Finco, LLC

10.2	*
Amendment No. 3 to Guarantee Agreement, dated as of April 13, 2026, between Blackstone Mortgage
Trust, Inc. and Wells Fargo Bank, National Association and acknowledged and agreed by Parlex 5 Finco,
LLC and 42-16 Partners, LLC

31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
*    Filed herewith.
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

BLACKSTONE MORTGAGE TRUST, INC.

July 30, 2026	/s/ Timothy S. Johnson
Date	Timothy S. Johnson
Chief Executive Officer
(Principal Executive Officer)

July 30, 2026	/s/ Marcin Urbaszek
Date	Marcin Urbaszek
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)