Form 10-Q
period 2026-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2026-10-29
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of October 22, 2026 was 165,987,923.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025	5
	Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2026 and 2025, June 30, 2026 and 2025, and September 30, 2026 and 2025	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	8
	Notes to Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	58
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	93
ITEM 4.	CONTROLS AND PROCEDURES	95
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	96
ITEM 1A.	RISK FACTORS	96
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	97
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	98
ITEM 4.	MINE SAFETY DISCLOSURES	98
ITEM 5.	OTHER INFORMATION	98
ITEM 6.	EXHIBITS	99
SIGNATURES		100
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

PART I.
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$511,504	$452,526
Loans receivable, held-for-investment	14,563,834	18,069,134
Current expected credit loss reserve	(597,324)	(284,440)
Loans receivable, held-for-investment, net	13,966,510	17,784,694
Loans receivable, held-for-sale	615,575	—
Owned real estate, net	1,337,535	1,134,975
Investments in unconsolidated entities (includes $151,472 and $111,010 at fair value as of September 30, 2026 and December 31, 2025, respectively)	370,748	217,488
Other assets	657,721	413,263
Total Assets	$17,459,593	$20,002,946
Liabilities and Equity
Secured debt, net	$7,186,809	$10,117,292
Securitized debt obligations, net	2,636,870	2,139,719
Asset-specific debt, net	988,546	997,746
Term loans, net	1,875,754	1,808,000
Senior secured notes, net	1,191,731	784,876
Convertible notes, net	265,592	264,745
Other liabilities	474,612	386,178
Total Liabilities	14,619,914	16,498,556
Commitments and contingencies (Note 21)
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 165,988,840 and 168,259,023 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,660	1,683
Additional paid-in capital	5,411,239	5,430,542
Accumulated other comprehensive income	21,671	12,113
Accumulated deficit	(2,596,961)	(1,945,428)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,837,609	3,498,910
Non-controlling interests	2,070	5,480
Total Equity	2,839,679	3,504,390
Total Liabilities and Equity	$17,459,593	$20,002,946

Note: The consolidated balance sheets as of September 30, 2026 and December 31, 2025 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of September 30, 2026
and December 31, 2025, assets of the consolidated VIEs totaled $3.7 billion and $3.3 billion, respectively, and liabilities of the consolidated VIEs totaled $2.7 billion and $2.2 billion, respectively. Refer to Note 19 for further discussion of the
VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from loans and other investments
Interest and related income	$280,614	$345,959	$895,919	$1,037,553
Less: Interest and related expenses	216,192	247,055	664,110	754,015
Income from loans and other investments, net	64,422	98,904	231,809	283,538
Revenue from owned real estate	77,481	33,733	227,572	109,578
Total net revenue	141,903	132,637	459,381	393,116
Expenses
Management and incentive fees	14,481	16,849	43,935	51,120
General and administrative expenses	13,034	12,747	41,933	38,937
Expenses from owned real estate	81,222	43,100	244,637	137,198
Total expenses	108,737	72,696	330,505	227,255
(Increase) decrease in current expected credit loss reserve	(264,766)	987	(454,224)	(94,111)
Income from unconsolidated entities	5,489	3,924	15,442	1,035
Net loss on disposition of owned real estate	—	—	(160)	—
Impairment of owned real estate	(36,371)	—	(36,371)	—
Valuation adjustment on loans receivable, held-for-sale	(63,909)	—	(63,909)	—
Other income, net	2	68	9	389
(Loss) income before income taxes	(326,389)	64,920	(410,337)	73,174
Income tax provision	1,256	1,512	4,915	3,133
Net (loss) income	(327,645)	63,408	(415,252)	70,041
Net loss (income) attributable to non-controlling interests	640	(11)	728	(32)
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(327,005)	$63,397	$(414,524)	$70,009
Net (loss) income per share of common stock, basic and diluted	$(1.95)	$0.37	$(2.46)	$0.41
Weighted-average shares of common stock outstanding, basic and diluted	167,959,467	171,812,685	168,663,353	171,903,127
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(327,645)	$63,408	$(415,252)	$70,041
Other comprehensive income (loss)
Unrealized (loss) gain on foreign currency translation	(2,695)	(25,288)	(39,851)	181,093
Realized and unrealized gain (loss) on derivative financial instruments	3,858	25,174	38,945	(178,488)
Unrealized gain (loss) on derivative financial instruments from unconsolidated entities	9,274	(364)	10,464	(1,553)
Other comprehensive income (loss)	10,437	(478)	9,558	1,052
Comprehensive (loss) income	(317,208)	62,930	(405,694)	71,093
Comprehensive loss (income) attributable to non- controlling interests	640	(11)	728	(32)
Comprehensive (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(316,568)	$62,919	$(404,966)	$71,061
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	$1,683	$5,430,542	$12,113	$(1,945,428)	$3,498,910	$5,480	$3,504,390
Repurchases of class A common stock	(1)	(801)	—	—	(802)	—	(802)
Restricted class A common stock earned	5	6,484	—	—	6,489	—	6,489
Dividends reinvested	—	160	—	—	160	—	160
Deferred directors’ compensation	—	198	—	—	198	—	198
Net loss	—	—	—	(6,297)	(6,297)	(43)	(6,340)
Other comprehensive loss	—	—	(4,256)	—	(4,256)	—	(4,256)
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(79,442)	(79,442)	—	(79,442)
Distributions to non-controlling interests	—	—	—	—	—	(2,345)	(2,345)
Balance at March 31, 2026	$1,687	$5,436,583	$7,857	$(2,031,167)	$3,414,960	$3,092	$3,418,052
Repurchases of class A common stock	(2)	(3,032)	—	—	(3,034)	—	(3,034)
Restricted class A common stock earned	—	6,476	—	—	6,476	—	6,476
Dividends reinvested	—	164	—	—	164	—	164
Deferred directors’ compensation	—	199	—	—	199	—	199
Net loss	—	—	—	(81,222)	(81,222)	(45)	(81,267)
Other comprehensive income	—	—	3,377	—	3,377	—	3,377
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(79,380)	(79,380)	—	(79,380)
Balance at June 30, 2026	$1,685	$5,440,390	$11,234	$(2,191,769)	$3,261,540	$3,047	$3,264,587
Repurchases of class A common stock	(25)	(36,002)	—	—	(36,027)	—	(36,027)
Restricted class A common stock earned	—	6,476	—	—	6,476	—	6,476
Dividends reinvested	—	174	—	—	174	—	174
Deferred directors’ compensation	—	201	—	—	201	—	201
Net loss	—	—	—	(327,005)	(327,005)	(640)	(327,645)
Other comprehensive income	—	—	10,437	—	10,437	—	10,437
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(78,187)	(78,187)	—	(78,187)
Distributions to non-controlling interests	—	—	—	—	—	(337)	(337)
Balance at September 30, 2026	$1,660	$5,411,239	$21,671	$(2,596,961)	$2,837,609	$2,070	$2,839,679

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

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(415,252)	$70,041
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash compensation expense	20,039	21,570
Amortization of deferred fees on loans	(53,072)	(45,390)
Amortization of deferred financing costs and premiums/discounts on debt obligations	28,188	27,331
Payment-in-kind interest, net of interest received	6,849	(13,448)
Increase in current expected credit loss reserve	454,224	94,111
Valuation adjustment on loans receivable, held-for-sale	63,909	—
Straight-line rental income	(6,656)	(1,791)
Depreciation and amortization of owned real estate	63,704	47,960
Net loss on disposition of owned real estate	160	—
Impairment of owned real estate	36,371	—
Income from unconsolidated entities	(15,442)	(1,035)
Distributions of earnings from unconsolidated entities	26,235	—
Unrealized loss on derivative financial instruments, net	2,035	3,059
Realized gain on derivative financial instruments, net	(12,776)	(16,846)
Changes in assets and liabilities, net
Other assets	8,525	(33,599)
Other liabilities	9,442	(12,398)
Net cash provided by operating activities	216,483	139,565
Cash flows from investing activities
Principal fundings of loans receivable	(1,812,566)	(3,931,823)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	4,035,137	4,771,001
Origination and other fees received on loans receivable	29,458	46,882
Investment in debt securities	(144,380)	—
Payments under derivative financial instruments	(56,285)	(198,264)
Receipts under derivative financial instruments	65,035	96,102
Collateral deposited under derivative agreements	(208,230)	(391,380)
Return of collateral deposited under derivative agreements	198,740	396,190
Investment in unconsolidated entities	(186,183)	(178,664)
Return of capital from unconsolidated entities	32,594	—
Proceeds from disposition of owned real estate	15,148	—
Capital expenditures on owned real estate	(33,939)	(8,480)
Net cash provided by investing activities	1,934,529	601,564
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities
Borrowings under secured debt	$1,788,981	$2,956,828
Repayments under secured debt	(4,584,299)	(3,299,746)
Proceeds from issuance of securitized debt obligations	880,000	831,250
Repayments of securitized debt obligations	(371,300)	(193,342)
Borrowings under asset-specific debt	43,595	334,460
Repayments under asset-specific debt	(48,000)	(936,275)
Repayments of loan participations	—	(104,028)
Net proceeds from term loan borrowings	72,117	50,000
Repayments and repurchases of term loans	(9,619)	(6,310)
Proceeds from issuance of senior secured notes	450,000	—
Payment of deferred financing costs	(30,429)	(36,541)
Distributions to non-controlling interests	(2,682)	(212)
Dividends paid on class A common stock	(237,578)	(242,492)
Repurchases of class A common stock	(39,863)	(47,752)
Net cash used in financing activities	(2,089,077)	(694,160)
Net increase in cash and cash equivalents	61,935	46,969
Cash and cash equivalents at beginning of period	452,526	323,483
Effects of currency translation on cash and cash equivalents	(2,957)	7,469
Cash and cash equivalents at end of period	$511,504	$377,921
Supplemental disclosure of cash flows information
Payments of interest	$(627,492)	$(736,904)
Payments of income taxes	$(7,084)	$(3,424)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(78,015)	$(80,238)
Loan principal payments held by servicer, net	$129,402	$199,492
Transfer of senior loans to owned real estate	$254,235	$358,088
Assumption of other assets and liabilities related to owned real estate	$19,654	$48,184
Accrued capital expenditures on owned real estate	$973	$19
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
In 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, which we refer to as our Net Lease Joint Venture. Our aggregate ownership interest in our Net Lease Joint
Venture was 75% as of September 30, 2026. We do not consolidate our Net Lease Joint Venture as we do not have a controlling financial interest. Our investment in our Net Lease Joint Venture is accounted for under the equity method, and is recorded in investments in unconsolidated entities on our consolidated balance sheets, and our pro rata share of income
(loss) is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
In 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, which we refer to as our Bank Loan Portfolio Joint Venture. During 2025, our Bank Loan
Portfolio Joint Venture acquired two portfolios of performing commercial mortgage loans. Our aggregate ownership interest in our Bank Loan Portfolio Joint Venture was 35% as of September 30, 2026. We do not consolidate our Bank
Loan Portfolio Joint Venture as we do not have a controlling financial interest. Our investment in our Bank Loan Portfolio
Joint Venture is accounted for using the FVO, and is recorded in investments in unconsolidated entities on our consolidated balance sheets, and our pro rata share of any unrealized gains and losses is recorded in income (loss) from unconsolidated entities on our consolidated statements of operations.
In the second quarter of 2026, we entered into a joint venture with an unaffiliated third party, alongside a Blackstone-
advised investment vehicle, to originate, acquire, and fund construction loans collateralized by single family homes located in various markets across the United States, which we refer to as our Homebuilder Finance Joint Venture. Our aggregate ownership interest in our Homebuilder Finance Joint Venture was 45% as of September 30, 2026. We do not consolidate our Homebuilder Finance Joint Venture as we do not have a controlling financial interest. Our investment in our
Homebuilder Finance Joint Venture is accounted for using the FVO, and is recorded in investments in unconsolidated entities on our consolidated balance sheets, and our pro rata share of any unrealized gains and losses is recorded in income
(loss) from unconsolidated entities on our consolidated statements of operations.
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
The sources of revenue from our owned real estate assets, which are included in revenue from owned real estate on our consolidated statements of operations, and the related revenue recognition policies are as follows:
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
We evaluate the collectability of receivables related to rental revenue on an individual lease basis and exercise judgment in assessing collectability considering the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors.
Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both September 30, 2026 and December 31, 2025, we had no restricted cash on our consolidated balance sheets.
Loans Receivable, Held-For-Investment
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
The WARM method requires us to reference historical loan loss data across a comparable data set and apply such loss rate

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant time frame. We apply the WARM method for the majority of our loan portfolio, which consists of loans that share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-
weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historical loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2026. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Unique Loans: a probability of default and loss given default model, assessed on an individual basis. During the three months ended June 30, 2026, we reassessed the pooling of certain loans previously classified within our
Unique Loans pool. Based on our reassessment, we determined that these loans share risk characteristics materially similar to loans in our U.S. Loans and Non-U.S. Loans pools, as evaluated under our internal risk rating framework. Accordingly, consistent with ASC 326, which requires assets with similar risk characteristics to be evaluated on a collective basis wherever similar risk characteristics exist within a pool of similar assets, we have reclassified these loans into our U.S. Loans and Non-U.S. Loans pools, as applicable based on the geographic location of the underlying collateral. This reclassification did not have a material impact on our total CECL reserves as of September 30, 2026.
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2026.
Loans Receivable, Held-For-Sale
Loans that are under contract to be sold or otherwise disposed of in the foreseeable future are classified as held-for-sale and carried at the lower of amortized cost or fair value. Any difference between amortized cost and fair value is recognized through valuation adjustment on loans receivable, held-for-sale in our consolidated statements of operations.
Owned Real Estate
We may assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-
in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property, resulting in us consolidating the real estate assets as VIEs. These real estate acquisitions are classified as owned real estate on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations,” or ASC 805.
Upon acquisition of owned real estate assets, we assess the fair value of acquired tangible and intangible assets, which may include land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’
estimated useful lives of up to 40 years for buildings, 15 years for land improvements, and 10 years for building and tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Lease intangibles are amortized over the remaining term of applicable leases on a straight-
line basis. The cost of ordinary repairs and maintenance is expensed as incurred.
Real estate assets held for investment are assessed for impairment on a quarterly basis. If the depreciated cost basis of the asset exceeds the undiscounted cash flows over the remaining holding period, the asset is considered for impairment. The impairment loss is recognized when the carrying value of the real estate assets exceeds their fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results. Refer to Note 4 for further information.
During the three months ended September 30, 2026, we recognized $36.4 million of impairment charges related to three owned real estate assets, which resulted from changes in the expected hold period. The aggregate fair value of such assets at the time of impairment was $141.9 million, and was estimated utilizing a discounted cash flow methodology. The owned real estate assets were measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs utilized in the analysis were the exit capitalization rate, which ranged from 6.0% to 8.5%, and the unlevered discount rate, which ranged from 8.0% to
14.0%.
Real estate assets are classified as held-for-sale in the period when they meet the criteria under the ASC Topic 360
“Property, Plant, and Equipment.” Once a real estate asset is classified as held-for-sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less costs to sell. If circumstances arise and we decide not to sell a real estate asset previously classified as held-for-sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held-for-
sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held for investment, and (ii) its estimated fair value at the time of reclassification.
As of September 30, 2026 and December 31, 2025, we had 15 and 12 owned real estate assets, respectively, that were all classified as held for investment.
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
Revenue Recognition
For loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs, we recognize our allocable portion of origination, servicing, and other fees in other income when we have satisfied our performance obligations in accordance with the ASC Topic 606, “Revenue from Contracts with Customers,” or ASC 606. Our performance obligations are generally satisfied when the loan is referred by us to MTRCC and subsequently originated and sold under the Fannie Mae and Freddie Mac programs. A portion of the fees recognized, such as servicing fees, are variable and are reevaluated for collectability on a recurring basis.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
In addition, we will recognize a liability for these loss-sharing obligations. This liability will be initially recognized at fair value with a corresponding expense at inception, and it will subsequently be amortized on a straight-line basis over the life of the loss-sharing obligation. This liability is included within other liabilities in our consolidated balance sheets. As of
September 30, 2026, our maximum loss-sharing obligation associated with the loans referred by us to MTRCC under the
Fannie Mae program was $5.5 million, and we have recorded related liabilities of $29 thousand. There have been no losses incurred as a result of the loss-sharing obligations.
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
•Level 3: Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

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
We have elected the FVO for two of our investments in unconsolidated entities, our Bank Loan Portfolio Joint Venture and
Homebuilder Finance Joint Venture, and therefore report these investments at fair value. Given the fair value of these investments is not readily determinable, the net asset value of the entities is used as a practical expedient.
As of September 30, 2026, we had an aggregate $444.5 million asset-specific CECL reserve related to 12 of our loans receivable with an aggregate amortized cost basis of $1.3 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of September 30, 2026.
These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable using a discounted cash flow methodology that considered a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs utilized in the analysis include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 4.9% to 8.8%, and the unlevered discount rate assumption, which ranged from 9.0% to 15.0%.
During the nine months ended September 30, 2026, we acquired legal title to three owned real estate assets through foreclosure or deed-in-lieu of foreclosure transactions. At the time of each acquisition, we determined the fair value of the real estate assets based on a variety of inputs, as applicable, including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. The owned real estate assets were measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs employed include (i) the exit capitalization rate assumption used to forecast the future sale price of the assets, which ranged from 5.8% to 7.5%, and (ii) the unlevered discount rate assumption, which ranged from 8.0% to 11.0%. Refer to Notes 4 and 18 for further information.
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
•Loans receivable, held-for-investment, net: The fair values of these loans were estimated using a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors.
•Loans receivable, held-for-sale: The fair values of these loans were estimated using executed sale agreements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Recent Accounting Pronouncements
In December 2025, the FASB issued Accounting Standards Update, or ASU, 2025-11, “Interim Reporting (Topic 270):
Narrow-Scope Improvements,” which amends the guidance in ASC 270, Interim Reporting. The update enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates, and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after
December 15, 2027, and early adoption is permitted. We have not early adopted ASU 2025-11 and do not expect the adoption of ASU 2025-11 to have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting
Improvements,” which amends the guidance in ASC 815, Derivatives and Hedging. The update refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity’s risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. We have not early adopted ASU 2025-09 and do not expect the adoption of ASU 2025-09 to have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased
Loans,” which clarifies the application of the CECL model to purchased loans, including purchased credit‑deteriorated loans, and enhances related disclosure requirements. ASU 2025-08 is effective for annual reporting periods beginning after
December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. We have not early adopted ASU 2025-08 and do not expect the adoption of ASU 2025-08 to have a material impact on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets,” which amends the guidance in ASC 326. This update provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendment notes that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, and early adoption is permitted. We recognize revenue from our Agency Multifamily Lending Partnership and income from our hospitality owned real estate assets pursuant to ASC 606. The adoption of ASU 2025-05 in 2026 did not have a material impact on our consolidated financial statements.
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
ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, and early

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
adoption is permitted. We have not early adopted ASU 2024-03 and do not expect the adoption of ASU 2024-03 to have a material impact on our consolidated financial statements.
3. LOANS RECEIVABLE
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

Loans receivable, held-for-investment	September 30, 2026	December 31, 2025
Number of loans	114	131
Principal balance	$14,612,118	$18,154,768
Deferred fees, cost-recovery proceeds, and other items	(48,284)	(85,634)
Amortized cost basis	14,563,834	18,069,134
CECL reserves	(597,324)	(284,440)
Net book value	$13,966,510	$17,784,694
Unfunded loan commitments(1)	$915,385	$1,185,004
Weighted-average cash coupon(2)	+ 3.08%	+ 3.19%
Weighted-average all-in yield(2)	+ 3.43%	+ 3.39%
Weighted-average maximum maturity (years)(3)	3.0	2.5

Loans receivable, held-for-sale	September 30, 2026	December 31, 2025
Number of loans	10	—
Principal balance	$761,081	$—
Deferred fees, cost-recovery proceeds, and other items	(19,650)	—
Amortized cost basis	741,431	—
Asset-specific CECL reserves prior to transfer to loans receivable, held-for-sale	(61,947)	—
Carrying value, prior to transfer to loans receivable, held-for-sale	679,484	—
Valuation adjustment	(63,909)	—
Net book value	$615,575	$—
Unfunded loan commitments(1)	$35,585	$—
Weighted-average cash coupon(2)	+ 2.83%	n/a
Weighted-average all-in yield(2)	+ 3.11%	n/a
Weighted-average maximum maturity (years)(3)	1.8	n/a

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices, as applicable to each loan. As of
September 30, 2026, 96% of our loans held-for-investment by principal balance earned a floating rate of interest, primarily indexed to SOFR. The remaining 4% of our loans held-for-investment by principal balance earned a fixed rate of interest. As of December 31, 2025, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. The remaining 3% of our loans by principal balance earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of
September 30, 2026, 44% of our loans held-for-investment by principal balance were subject to yield maintenance or other prepayment restrictions and 56% were open to repayment by the borrower without penalty. As of
December 31, 2025, 40% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 60% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Loan Sales
During the three months ended September 30, 2026, we entered into an agreement to sell eight whole mortgage loans to an unaffiliated third party for total estimated net sales proceeds of $615.6 million, which resulted in these loans being classified as loans receivable, held-for-sale on our consolidated balance sheets as of September 30, 2026. This resulted in a
$63.9 million valuation adjustment recognized to reduce the carrying value of these loans, which was $679.5 million prior to the adjustment. Two of the whole loans consisted of both a performing senior loan and an impaired subordinate loan.
The two subordinate loans carried $61.9 million of previously recorded asset-specific CECL reserves. Six of the whole loans were collateralized by office assets and two were collateralized by multifamily assets, all of which were located in the
United States. The valuation adjustment was included in valuation adjustment on loans receivable, held-for-sale on our consolidated statements of operations during the three months ended September 30, 2026. The sale of these loans closed subsequent to September 30, 2026.
The following table details the index rate floors for our loans receivable, held-for-investment portfolio as of September 30,
2026 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$399,485	$135,303	$534,788
0.00% or no floor(2)	1,199,356	3,203,643	4,402,999
0.01% to 1.00% floor	649,822	819,567	1,469,389
1.01% to 2.00% floor	778,083	1,042,018	1,820,101
2.01% to 3.00% floor	5,343,828	408,157	5,751,985
3.01% or more floor	325,141	307,715	632,856
Total(3)	$8,695,715	$5,916,403	$14,612,118

(1)Includes Euro, British Pound Sterling, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of September 30, 2026, the weighted-average index rate floor of our floating-rate loans receivable, held-for-
investment principal balance was 1.73%. Excluding 0.00% index rate floors and loans with no floor, the weighted-
average index rate floor was 2.28%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Activity relating to our loans receivable, held-for-investment portfolio was as follows ($ in thousands):

Net Book Value
Loans Receivable, held-for-investment, as of December 31, 2025	$18,069,134
Loan fundings	1,814,853
Loan repayments, sales, and cost-recovery proceeds(1)	(4,110,720)
Charge-offs(2)	(83,695)
Transfer to owned real estate	(254,235)
Transfer to other assets, net(3)	(19,654)
Transfer to held-for-sale	(741,431)
Payment-in-kind interest, net of interest received(4)	(6,849)
Unrealized loss on foreign currency translation	(128,194)
Deferred fees and other items(5)	(28,447)
Amortization of fees and other items(5)	53,072
Loans Receivable, held-for-investment, as of September 30, 2026	$14,563,834
CECL reserve	(597,324)
Loans Receivable, held-for-investment, net, as of September 30, 2026	$13,966,510

(1)Included in this amount are sales of $251.5 million of pari passu participations in two loans collateralized by properties located in the United Kingdom.
(2)Excludes a $1.8 million recovery of amounts previously charged off related to a note receivable issued in 2024 that is no longer reflected on our consolidated balance sheets. The recovery is reflected in our consolidated statements of operations in the increase in current expected credit loss reserve and is not included in the activity presented above.
(3)This amount relates to intangible and other assets recorded in connection with a loan that was transferred to owned real estate, net of any liabilities recorded upon acquisition. See Note 6 for further information.
(4)During the nine months ended September 30, 2026, we received $19.2 million of previously accrued payment-in-
kind interest upon repayment of a loan.
(5)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The tables below detail the property type and geographic distribution of the properties securing the loans in our loans receivable, held-for-investment portfolio ($ in thousands):

September 30, 2026
Property Type	Number of Loans	Amortized Cost Basis	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Multifamily	40	$3,727,833	$3,554,715	27%
Industrial	22	3,401,395	3,098,208	24
Office	26	3,744,197	3,072,211	23
Hospitality	9	1,652,297	1,543,115	12
Retail	7	699,743	614,238	5
Self-storage	3	641,302	478,569	4
Life Sciences / Studio	4	284,965	249,943	2
Other	3	412,102	409,735	3
Total loans receivable, held-for-investment	114	$14,563,834	$13,020,734	100%

Geographic Location	Number of Loans	Amortized Cost Basis	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	39	$4,240,979	$3,453,232	27%
Northeast	19	2,145,361	1,935,347	15
West	14	1,089,613	981,904	7
Midwest	6	635,803	505,444	4
Northwest	3	485,964	481,046	4
Subtotal	81	8,597,720	7,356,973	57
International
United Kingdom	15	2,188,989	2,169,823	17
Australia	4	1,220,183	1,208,859	9
Spain	2	635,864	630,956	5
Ireland	3	485,784	475,703	4
Canada	1	439,151	277,484	2
Other Europe	7	934,763	840,229	6
Other International	1	61,380	60,707	—
Subtotal	33	5,966,114	5,663,761	43
Total loans receivable, held-for-investment	114	$14,563,834	$13,020,734	100%

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30,
2026, which is our principal balance of loans receivable, held-for-investment, net of (i) $989.5 million of asset-
specific debt, (ii) $4.6 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of
$597.3 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

December 31, 2025
Property Type	Number of Loans	Amortized Cost Basis	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Office	37	$4,879,422	$4,556,980	27%
Multifamily	46	4,457,767	4,305,534	26
Industrial	21	4,458,487	4,114,141	24
Hospitality	12	1,940,693	1,827,133	11
Retail	6	674,612	596,204	3
Self-storage	3	659,515	492,376	3
Life Sciences / Studio	4	284,079	277,373	2
Other	2	714,559	676,293	4
Total loans receivable, held-for-investment	131	$18,069,134	$16,846,034	100%

Geographic Location	Number of Loans	Amortized Cost Basis	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	45	$4,715,039	$3,918,928	23%
West	23	1,963,032	1,872,531	11
Northeast	17	1,893,877	1,800,387	11
Midwest	6	619,726	609,433	4
Northwest	3	457,215	454,507	3
Subtotal	94	9,648,889	8,655,786	52
International
United Kingdom	19	3,595,424	3,582,983	21
Ireland	3	1,141,770	1,135,749	7
Australia	4	1,104,765	1,110,648	7
Spain	2	684,109	638,112	4
Sweden	1	502,124	500,917	3
Canada	1	455,407	288,504	2
Other Europe	6	875,579	872,527	4
Other International	1	61,067	60,808	—
Subtotal	37	8,420,245	8,190,248	48
Total loans receivable, held-for-investment	131	$18,069,134	$16,846,034	100%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Loan Risk Ratings
As further described in Note 2, we evaluate our loans receivable, held-for-investment portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, we assess the risk factors of each loan, and assign a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, risk of loss, origination LTV, debt yield, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2.
The following tables allocate the amortized cost basis and net loan exposure balances of our loans receivable, held-for-
investment portfolio based on our internal risk ratings ($ in thousands):

	September 30, 2026
Risk Rating	Number of Loans	Amortized Cost Basis	Net Loan Exposure(1)
1	1	$60,952	$60,986
2	17	1,970,144	1,802,276
3	76	10,314,438	9,414,183
4	8	893,154	864,194
5	12	1,325,146	879,095
Total loans receivable, held-for-investment	114	$14,563,834	$13,020,734

	December 31, 2025
Risk Rating	Number of Loans	Amortized Cost Basis	Net Loan Exposure(1)
1	3	$303,971	$302,564
2	20	2,875,870	2,704,222
3	85	11,907,947	11,045,913
4	17	2,806,758	2,705,706
5	6	174,588	87,629
Total loans receivable, held-for-investment	131	$18,069,134	$16,846,034

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30,
2026, which is our principal balance of loans receivable, held-for-investment, net of (i) $989.5 million of asset-
specific debt, (ii) $4.6 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of
$597.3 million. Our net loan exposure as of December 31, 2025 is our principal balance net of (i) $999.8 million of asset-specific debt, (ii) $24.5 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of
$284.4 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans.
Our loans receivable, held-for-investment portfolio had a weighted-average risk rating of 3.1 and 3.0, based on net loan exposure, as of September 30, 2026 and December 31, 2025, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans receivable, held-for-investment portfolio included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserves by investment pool for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

Loans Receivable, Held-for-Investment, Net	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
CECL reserves as of December 31, 2025	$101,180	$45,470	$50,465	$87,325	$284,440
Increase (decrease) in CECL reserves	15,673	(6,305)	182	44,051	53,601
Charge-offs of CECL reserves	—	—	—	(46,451)	(46,451)
CECL reserves as of March 31, 2026	$116,853	$39,165	$50,647	$84,925	$291,590
Increase (decrease) in CECL reserves	980	21,358	(50,647)	163,174	134,865
Charge-offs of CECL reserves	—	—	—	(28,620)	(28,620)
CECL reserves as of June 30, 2026	$117,833	$60,523	$—	$219,479	$397,835
(Decrease) increase in CECL reserves	(25,881)	394	—	293,797	268,310
Charge-offs of CECL reserves	—	—	—	(6,874)	(6,874)
Transfer to loans receivable, held-for-sale(2)	—	—	—	(61,947)	(61,947)
CECL reserves as of September 30, 2026	$91,952	$60,917	$—	$444,455	$597,324

CECL reserves as of December 31, 2024	$80,057	$26,141	$47,087	$580,651	$733,936
Increase in CECL reserves	17,604	13,796	1,477	16,552	49,429
Charge-offs of CECL reserves	—	—	—	(41,824)	(41,824)
CECL reserves as of March 31, 2025	$97,661	$39,937	$48,564	$555,379	$741,541
(Decrease) increase in CECL reserves	(6,759)	(1,568)	4,249	48,445	44,367
Charge-offs of CECL reserves	—	—	—	(45,057)	(45,057)
CECL reserves as of June 30, 2025	$90,902	$38,369	$52,813	$558,767	$740,851
Increase (decrease) in CECL reserves	5,134	3,302	(207)	(11,250)	(3,021)
Charge-offs of CECL reserves	—	—	—	(42,111)	(42,111)
CECL reserves as of September 30, 2025	$96,036	$41,671	$52,606	$505,406	$695,719

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
(2)Represents a transfer of asset-specific CECL reserves on two previously impaired subordinate loans that were transferred to loans receivable, held-for-sale during the three months ended September 30, 2026.
During the three months ended September 30, 2026, the CECL reserves against our loans receivable, held-for-investment portfolio increased by $199.5 million. This increase was primarily driven by a $293.8 million increase in our asset-specific
CECL reserve, partially offset by a $25.5 million decrease in our general CECL reserve. The increase in our asset-specific reserve was primarily driven by six additional loans with an aggregate amortized cost basis of $787.8 million that were impaired during the three months ended September 30, 2026, of which five are secured by office properties, and one is secured by a hospitality asset. The office sector recovery in certain markets has continued to lag other commercial real estate sectors, which has, in certain cases, extended business plans on transitional properties and impacted their performance, affecting some borrowers’ willingness and ability to continue to support their assets. During the three months ended September 30, 2026, we recorded $8.7 million of interest income on these loans. Upon determining that the six loans were impaired, the income accrual was suspended, as the recovery of interest income and principal was doubtful. The decrease in our general CECL reserve was primarily driven by changes in risk ratings, including the impact of the six newly impaired loans moving out of the general CECL reserve pool, and a decrease in our loans receivable, held-for-
investment balance, partially offset by an increase in the historical loss rate used in reserve calculations related to the additional reserve charge-offs.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The increase in our asset-specific reserve was reduced by (i) the transfer of $61.9 million of CECL reserves related to two previously impaired subordinate loans that were transferred to held-for-sale as of September 30, 2026, which were sold subsequent to September 30, 2026, and (ii) charge-offs of $6.9 million primarily related to the resolution of one previously impaired loan as a result of our acquisition of title through a deed-in-lieu of foreclosure of a mixed-use collateral property located in Richmond, CA, which is now included on our consolidated balance sheet as an owned real estate asset. As a result of these changes, our total loans receivable CECL reserves increased to $597.3 million as of September 30, 2026.
As of September 30, 2026, we had an aggregate $444.5 million asset-specific CECL reserve related to 12 of our loans receivable, held-for-investment, with an aggregate amortized cost basis of $1.3 billion, net of cost-recovery proceeds.
During the three months ended September 30, 2026, we received $4.4 million of cash proceeds from previously impaired loans that were applied as a reduction to the amortized cost basis of each respective loan. Impairments are each determined individually as a result of changes in the specific credit quality factors for each such loan. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and
(iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This asset-
specific CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying collateral as of
September 30, 2026.
As of September 30, 2026, one of our performing loans with an amortized cost basis of $149.8 million was in payment default, was greater than 90 days past due on its interest payment, and had a risk rating of “4.” This loan was not impaired as of September 30, 2026 as we expect to fully recover all contractual principal and interest amounts due under the loan agreement. All other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the amortized cost basis of our loans receivable, held-for-investment portfolio as of September 30, 2026 and December 31,
2025, respectively, by year of origination and risk rating ($ in thousands):

	Amortized Cost Basis of Loans Receivable by Year of Origination(1)
	As of September 30, 2026
Risk Rating	2026	2025	2024	2023	2022	Prior	Total
1	$—	$60,952	$—	$—	$—	$—	$60,952
2	—	960,604	61,380	—	238,693	709,467	1,970,144
3	1,461,861	3,761,985	276,970	—	2,099,369	2,714,253	10,314,438
4	—	221,543	—	—	—	671,611	893,154
5	—	—	—	—	—	1,325,146	1,325,146
Total loans receivable, held-for-investment	$1,461,861	$5,005,084	$338,350	$—	$2,338,062	$5,420,477	$14,563,834

Gross charge-offs(2)	—	—	—	—	(39,293)	(42,652)	$(81,945)

	Amortized Cost Basis of Loans Receivable by Year of Origination(1)
	As of December 31, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$151,674	$98,329	$53,968	$303,971
2	792,802	61,068	—	586,066	1,265,922	170,012	2,875,870
3	4,335,677	274,866	—	2,592,446	2,869,787	1,835,171	11,907,947
4	—	—	—	367,804	582,317	1,856,637	2,806,758
5	—	—	—	—	31,700	142,888	174,588
Total loans receivable, held-for-investment	$5,128,479	$335,934	$—	$3,697,990	$4,848,055	$4,058,676	$18,069,134

Gross charge-offs(2)	—	—	—	(54,404)	(214,796)	(286,916)	$(556,116)

(1)Year loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the nine months ended September 30, 2026 and year ended
December 31, 2025, respectively, net of any recoveries of amounts previously charged off.
Loan Modifications Pursuant to ASC 326
During the twelve months ended September 30, 2026, we entered into one loan modification that requires disclosure pursuant to ASC 326. This loan was collateralized by a life sciences asset.
The loan had a risk rating of “5” at the time of modification, which resulted in the bifurcation of the loan into separate senior and subordinate loans. The loan modification also included a term extension of 4.3 years and the interest rate decreased by 3.56%. We are accruing all of the interest on the senior loan that is paying current, and deferring interest on the subordinate loan, which is paid-in-kind. As of September 30, 2026, the aggregate amortized cost basis of these loans was $122.5 million, or 0.8% of our aggregate loans receivable, held-for-investment portfolio, with an aggregate
$34.6 million of unfunded commitments. These loans were in compliance with their modified contractual terms as of
September 30, 2026. As of September 30, 2026, the newly bifurcated senior loan had a risk rating of “4,” and the newly bifurcated subordinate loan had a risk rating of “5,” as collection of amounts due under the loan terms was doubtful. The loan with a risk rating of “4” is included in the determination of our general CECL reserve and the loan with a risk rating of
“5” is evaluated individually for an asset-specific CECL reserve.
Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2026, no income was recorded on our loans subsequent to determining that such loans were impaired and risk rated “5.”
4. OWNED REAL ESTATE, NET
As of September 30, 2026 and December 31, 2025, we had 15 and 12 owned real estate assets, respectively. During the nine months ended September 30, 2026, we acquired three owned real estate assets through foreclosure or deed-in-lieu of foreclosure transactions with an aggregate acquisition price of $273.9 million. We allocated $168.1 million to building and building improvements, $86.1 million to land and land improvements, $14.1 million to acquired intangible assets, and
$5.6 million to other components of the purchase price, including cash held in reserves at the time of acquisition. In aggregate, we charged off $86.1 million of CECL reserves relating to the loans that had previously been secured by these assets, as the loans’ aggregate amortized cost basis of $360.0 million at the time of the acquisitions exceeded the acquisition date fair value noted above. See Note 2 for further discussion of owned real estate assets.
Acquisitions
The acquisitions of three owned real estate assets during the nine months ended September 30, 2026 were accounted for as asset acquisitions under ASC 805, and we recognized the properties as owned real estate assets held-for-investment. The following table presents the owned real estate assets that were acquired during the nine months ended September 30, 2026
($ in thousands):

Acquisition Date	Location	Property Type	Acquisition Date Fair Value
March 2026	San Francisco, CA	Hospitality	$41,082
June 2026	Dallas, TX	Multifamily	149,906
September 2026	Richmond, CA	Mixed-use	82,901
			$273,889
Dispositions
During the nine months ended September 30, 2026, we completed a partial sale of one owned real estate asset, a multifamily property located in San Antonio, TX. The carrying value of the asset at the time of disposition was
$15.3 million, and we received net cash proceeds of $15.1 million, resulting in a net loss of $0.2 million, which is included in net loss on disposition of owned real estate on our consolidated statements of operations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the assets and liabilities related to owned real estate held for investment included in our consolidated balance sheets ($ in thousands):

	September 30, 2026	December 31, 2025
Assets
Building and building improvements	$874,032	$708,097
Land and land improvements	530,621	461,585
Total	$1,404,653	$1,169,682
Less: accumulated depreciation	(67,118)	(34,707)
Owned real estate, net	$1,337,535	$1,134,975

Intangible real estate assets	$170,012	$161,690
Less: accumulated amortization	(70,759)	(44,601)
Intangible real estate assets, net(1)	$99,253	$117,089

Liabilities
Intangible real estate liabilities	$5,687	$3,985
Less: accumulated amortization	(1,362)	(570)
Intangible real estate liabilities, net(2)	$4,325	$3,415

(1)Included within other assets on our consolidated balance sheets. Refer to Note 6 for further information.
(2)Included within other liabilities on our consolidated balance sheets. Refer to Note 6 for further information.
Revenue and expenses from owned real estate consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenue	$26,119	$15,263	$74,317	$45,803
Hospitality revenue	41,452	14,200	128,715	47,879
Other operating revenue	9,910	4,270	24,540	15,896
Revenue from owned real estate	$77,481	$33,733	$227,572	$109,578

Operating expense	$58,715	$28,061	$180,933	$89,238
Depreciation and amortization expense	22,507	15,039	63,704	47,960
Total expenses from owned real estate	$81,222	$43,100	$244,637	$137,198

Loss from owned real estate	$(3,741)	$(9,367)	$(17,065)	$(27,620)

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the undiscounted future minimum rents we expect to receive for our office properties as of
September 30, 2026. Leases at our multifamily assets are short term, generally 12 months or less, and are therefore not included ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$22,621
2027	84,296
2028	74,891
2029	59,781
2030	52,695
Thereafter	166,600
Total	$460,884
The following table presents the estimated future amortization of lease intangibles for each of the next five years and thereafter as of September 30, 2026 ($ in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2026 (remaining)	$8,996	$1,486	$(801)
2027	20,636	4,284	(1,841)
2028	14,281	3,443	(644)
2029	11,022	2,554	(491)
2030	8,543	2,200	(304)
Thereafter	16,581	5,227	(244)
Total	$80,059	$19,194	$(4,325)
Impairment
During the three months ended September 30, 2026, we recognized $36.4 million of aggregate impairment charges related to three owned real estate assets, two of which were office assets and one of which was a multifamily asset. The impairments resulted from updates to the undiscounted cash flow assumptions, primarily a shortening of the expected hold period for the properties.
We did not recognize any impairment charges during the nine months ended September 30, 2025.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of September 30, 2026, we hold certain investments in unconsolidated entities that are accounted for under the equity method of accounting or the FVO, as our ownership interest in each entity does not meet the requirements for consolidation. Refer to Note 2 for further details.
The following tables detail our investments in unconsolidated entities ($ in thousands):

	September 30, 2026
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture	348(1)	75%	$219,276
Total unconsolidated entities carried at historical cost	348		219,276
Unconsolidated entities carried at fair value
Bank Loan Portfolio Joint Venture	425(2)	35%(3)	92,329
Homebuilder Finance Joint Venture	44(2)	45%	59,143
Total unconsolidated entities carried at fair value	469		151,472
Total	817		$370,748

	December 31, 2025
Investments in Unconsolidated Entities	Number of Assets	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost
Net Lease Joint Venture	178(1)	75%	$106,478
Total unconsolidated entities carried at historical cost	178		106,478
Unconsolidated entities carried at fair value
Bank Loan Portfolio Joint Venture	533(2)	35%(3)	111,010
Total unconsolidated entities carried at fair value	533		111,010
Total	711		$217,488

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
hold a 50% interest.
The following table details the activity related to our investments in unconsolidated entities during the nine months ended
September 30, 2026 ($ in thousands):

	Net Lease Joint Venture	Bank Loan Portfolio Joint Venture	Homebuilder Finance Joint Venture	Total
Balance as of December 31, 2025	$106,478	$111,010	$—	$217,488
Contributions	129,597	—	56,586	186,183
Distributions	(29,247)	(29,582)	—	(58,829)
Income from unconsolidated entities(1)	1,984	10,901	2,557	15,442
Accumulated other comprehensive income	10,464	—	—	10,464
Balance as of September 30, 2026	$219,276	$92,329	$59,143	$370,748

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
As of September 30, 2026, our Homebuilder Finance Joint Venture had unfunded commitments under certain of the loans it holds, which primarily relate to future construction costs expected to be funded over the remaining terms of the underlying loans, subject to the satisfaction of customary funding conditions. We expect these commitments to be funded primarily through our Homebuilder Finance Joint Venture’s financing arrangements, with the remainder funded through capital contributions from the joint venture partners, including us, in proportion to our respective ownership interests. As of
September 30, 2026, our share of such unfunded commitments was $69.7 million.
6. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	September 30, 2026	December 31, 2025
Debt securities, at fair value(1)	$144,055	$—
Accounts receivable and other assets(2)	125,101	56,848
Accrued interest receivable	119,508	132,975
Real estate intangible assets, net	99,253	117,089
Other real estate assets	63,923	42,153
Loan portfolio payments held by servicer(3)	48,596	27,374
Collateral deposited under derivative agreements	34,790	25,300
Derivative assets	22,186	10,492
Prepaid expenses	309	1,032
Total	$657,721	$413,263

(1)Represents investments in senior secured notes and an investment in a significant risk transfer, or SRT, transaction with a UK financial institution structured as a credit-linked note, or the UK Bank Loan Portfolio SRT. These investments are recorded at fair value, with changes in fair value recognized in other income, net in our consolidated statements of operations.
(2)Includes $120.8 million and $55.5 million as of September 30, 2026 and December 31, 2025, respectively, of cash collateral held by our CLOs that was subsequently remitted by the trustee to repay a portion of the outstanding senior CLO securities, or that was subsequently reinvested by purchasing additional collateral into our CLOs.
(3)Primarily represents loan principal repayments held by our third-party loan servicers as of the balance sheet date that were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	September 30, 2026	December 31, 2025
Other real estate liabilities	$147,732	$127,703
Accrued dividends payable	78,015	79,081
Other secured debt(1)	72,639	39,475
Accrued interest payable	65,240	58,871
Debt repayments pending servicer remittance(2)	40,019	11,748
Derivative liabilities	35,597	26,596
Accrued management fees payable	14,481	16,434
Accounts payable and other liabilities	11,823	14,653
Current expected credit loss reserves for unfunded loan commitments(3)	9,066	11,617
Total	$474,612	$386,178

(1)Represents financing on our retained investment in the European Loan Securitization and on an investment in debt securities. Refer to Note 8 for further information on the European Loan Securitization.
(2)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
(3)Represents the CECL reserve related to our unfunded loan commitments.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of September 30, 2026, we had aggregate unfunded commitments of $915.4 million related to 42 loans receivable, held-
for-investment. The expected credit losses over the contractual period of our loans are impacted by our obligations to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 21 for further discussion of our unfunded loan commitments. During the three and nine months ended September 30, 2026, we recorded decreases in the CECL reserves related to our unfunded loan commitments of $3.5 million and $2.6 million, respectively, bringing our total unfunded loan commitments CECL reserve to $9.1 million as of September 30, 2026. During the three and nine months ended September 30, 2025, we recorded increases in the CECL reserves related to our unfunded loan commitments of $2.0 million and $3.3 million, respectively, bringing our total unfunded loan commitments CECL reserve to $13.7 million as of September 30, 2025.
7. SECURED DEBT, NET
Our secured debt represents borrowings under our secured credit facilities. During the nine months ended September 30,
2026, we closed $1.1 billion of new borrowings against $1.5 billion of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	September 30, 2026	December 31, 2025
Secured credit facilities	$7,192,910	$10,125,839
Deferred financing costs(1)	(6,101)	(8,547)
Net book value of secured debt	$7,186,809	$10,117,292

(1)Costs incurred in connection with our secured debt are recorded on our consolidated balance sheets when incurred and recognized as a component of interest expense over the life of each related facility.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Secured Credit Facilities
Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan and owned real estate collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are generally structured to provide currency, index, and term-matched financing without capital markets-based mark-to-market provisions. Our credit facilities are diversified across 16 counterparties, primarily consisting of top global financial institutions to minimize our counterparty risk exposure.
The following table details our secured credit facilities as of September 30, 2026 ($ in thousands):

								Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Wtd. Avg. All-in Cost(3)(4)(5)	Loan Count	Collateral(6)	Wtd. Avg. All-in Yield(3)(4)	Wtd. Avg.	Range
USD	14	$3,159,868	Sep 2028	+1.74%	70	$5,524,804	+2.83%	37%	25% - 100%
GBP	6	1,708,884	Apr 2029	+1.67%	13	2,153,769	+2.92%	25%	25%
EUR	6	1,164,756	Dec 2030	+1.61%	13	1,818,916	+2.97%	41%	10% - 100%
Others(7)	4	1,159,402	Dec 2029	+2.36%	5	1,470,430	+4.69%	27%	25% - 50%
Total	16	$7,192,910	May 2029	+1.80%	101	$10,967,919	+3.17%	33%	10% - 100%

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
(5)Represents the weighted-average all-in cost as of September 30, 2026 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(6)Represents the principal balance of the collateral loans receivable, held-for-investment and the carrying value of the collateral owned real estate assets and loans receivable, held-for-sale.
(7)Includes Australian Dollar and Canadian Dollar currencies.
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
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of September 30, 2026, there was an aggregate $782.3 million available to be drawn at our discretion under our credit facilities.
Financial Covenants
As of September 30, 2026, we are subject to the following financial covenants related to our secured debt and secured debt of our unconsolidated entities: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.3 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.8 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to September 30, 2026; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2026 and December 31, 2025, we were in compliance with these covenants.

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

	September 30, 2026
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
CLOs
2026 FL6 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$880,000	$872,928	+ 1.84%	August 2043
Underlying Collateral Assets	19	999,379	999,379	+ 3.03%	October 2029
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	831,250	823,848	+ 2.15%	October 2042
Underlying Collateral Assets	18	939,000	939,000	+ 3.35%	September 2029
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	376,967	376,967	+ 1.88%	May 2038
Underlying Collateral Assets	10	446,529	443,144	+ 3.18%	August 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	377,313	377,313	+ 1.98%	February 2038
Underlying Collateral Assets	8	570,241	570,241	+ 3.07%	March 2027
Total CLOs
Senior CLO Securities Outstanding	4	$2,465,530	$2,451,056	+ 1.97%
Underlying Collateral Assets	55	2,955,149	2,951,764	+ 3.17%
European Loan Securitization
Financing Provided	1	$188,015	$185,814	+ 1.71%	July 2030
Underlying Collateral Assets(4)	1	242,399	240,192	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(5)	5	$2,653,545	$2,636,870	+ 1.95%
Underlying Collateral Assets	56	3,197,548	3,191,956	+ 3.15%

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
on our consolidated balance sheets.
(5)During the three and nine months ended September 30, 2026, we recorded $39.2 million and $114.1 million, respectively, of interest expense related to our securitized debt obligations.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
9. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	September 30, 2026
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$989,504	$988,546	+ 2.75%	February 2030
Collateral assets	4	$1,230,842	$1,224,637	+ 4.12%	February 2030

	December 31, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$999,810	$997,746	+ 2.66%	February 2030
Collateral assets	4	$1,243,500	$1,234,205	+ 4.02%	February 2030

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
10. TERM LOANS, NET
During the nine months ended September 30, 2026, we borrowed an additional $770.8 million under a B-9 Term Loan, the proceeds of which were used, among other things, to repay all $695.8 million in principal outstanding under the B-6 Term
Loan.
The following table details the net book value of each of our senior term loan facilities, or Term Loans, on our consolidated balance sheets ($ in thousands):

	Face Value
Term Loans	September 30, 2026	December 31, 2025	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-6 Term Loan	$—	$695,754	+ 3.00%	+ 3.61%	December 10, 2030
B-7 Term Loan	448,574	451,972	+ 2.50%	+ 3.10%	May 9, 2029
B-8 Term Loan	694,750	700,000	+ 2.50%	+ 2.95%	December 19, 2032
B-9 Term Loan	766,900	—	+ 2.50%	+ 2.97%	December 10, 2030
Total face value	$1,910,224	$1,847,726
Deferred financing costs and unamortized discounts	(34,470)	(39,726)
Net book value	$1,875,754	$1,808,000

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details our interest expense related to the Term Loans ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash coupon	$30,292	$32,898	$89,798	$101,041
Discount and issuance cost amortization	2,046	2,266	6,518	8,381
Total interest expense	$32,338	$35,164	$96,316	$109,422
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of
September 30, 2026 and December 31, 2025, we were in compliance with this covenant. Refer to Note 2 for further discussion of our accounting policies for the Term Loans.
11. SENIOR SECURED NOTES, NET
During the nine months ended September 30, 2026, we issued an additional $450.0 million principal amount of senior secured notes, or Senior Secured Notes, the proceeds of which were used, among other things, to repay existing secured debt.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	Face Value
Senior Secured Notes Issuance	September 30, 2026	December 31, 2025	Interest Rate	Swapped Rate(1)	All-in Cost(2)	Maturity
October 2021	$335,316	$335,316	3.75%	n/a	4.06%	January 15, 2027
December 2024	450,000	450,000	7.75%	+ 3.95%	8.14%	December 1, 2029
May 2026	450,000	—	6.25%	+ 2.50%	6.68%	June 1, 2031
Total face value	$1,235,316	$785,316
Deferred financing costs and unamortized discounts	(12,092)	(7,280)
Hedging adjustments(3)	(31,493)	6,840
Net book value	$1,191,731	$784,876

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
(3)Represents the aggregate fair value of interest rate swaps that we entered into to convert the fixed rate exposure of both the December 2024 and May 2026 Senior Secured Notes into floating rate. Refer to Note 13 for further discussion.
The following table details our interest expense related to the Senior Secured Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash coupon	$18,894	$11,862	$45,978	$35,587
Discount and issuance cost amortization	1,021	654	2,480	2,003
Total interest expense	$19,915	$12,516	$48,458	$37,590
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets.
As of September 30, 2026 and December 31, 2025, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater.
This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
12. CONVERTIBLE NOTES, NET
The following table details the net book value of our convertible senior notes, or Convertible Notes, on our consolidated balance sheets ($ in thousands):

	Face Value
Convertible Notes	September 30, 2026	December 31, 2025	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
Face value	$266,157	$266,157	5.50%	5.79%	$36.27	March 15, 2027
Deferred financing costs and unamortized discount	(565)	(1,412)
Net book value	$265,592	$264,745

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible
Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of September 30, 2026.
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
sale price of our class A common stock of $11.45 on September 30, 2026, the last trading day in the nine months ended
September 30, 2026, was less than the per share conversion price of the Convertible Notes.
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash coupon	$3,660	$3,660	$10,979	$10,979
Discount and issuance cost amortization	282	282	847	847
Total interest expense	$3,942	$3,942	$11,826	$11,826
Accrued interest payable for the Convertible Notes was $0.6 million and $4.3 million as of September 30, 2026 and
December 31, 2025, respectively. Refer to Note 2 for further discussion of our accounting policies for the Convertible
Notes.
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

September 30, 2026			December 31, 2025
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	8	€649,527	Buy USD / Sell SEK Forward	2	kr 970,417
Buy USD / Sell GBP Forward	5	£433,513	Buy USD / Sell GBP Forward	6	£739,956
Buy USD / Sell AUD Forward	9	A$418,464	Buy USD / Sell EUR Forward	10	€689,868
Buy USD / Sell CAD Forward	3	C$120,641	Buy USD / Sell AUD Forward	7	A$371,141
Buy USD / Sell SEK Forward	1	kr 3,020	Buy USD / Sell CAD Forward	3	C$120,557
Buy USD / Sell CHF Forward	1	CHF52	Buy USD / Sell CHF Forward	1	CHF52
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

September 30, 2026			December 31, 2025
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	2	£230,000	Buy GBP / Sell USD Forward	2	£86,800
Buy USD / Sell GBP Forward	2	£230,000	Buy USD / Sell GBP Forward	2	£86,800
Buy EUR / Sell USD Forward	4	€93,300	Buy EUR / Sell USD Forward	3	€44,700
Buy USD / Sell EUR Forward	3	€48,000	Buy USD / Sell EUR Forward	3	€44,700
Buy AUD / Sell USD Forward	2	A$18,500	Buy AUD / Sell USD Forward	2	A$10,200
Buy USD / Sell AUD Forward	2	A$18,500	Buy USD / Sell AUD Forward	2	A$10,200
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

September 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$35,600	3.51%	SOFR	4.2

December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$35,600	3.51%	SOFR	5.0
Fair Value Hedges of Interest Rate Risk
Certain of our corporate financings expose us to fluctuations in the fair value of our outstanding fixed rate debt. We use derivative financial instruments, which include interest rate swaps, to hedge interest rate risk associated with changes in the fair value of our fixed rate debt. The changes in the value of the interest rate swaps are recognized in earnings and offset the corresponding changes in the fair value of the debt.
Designated Hedges of Interest Rate Risk
The following tables detail our outstanding interest rate derivatives that were designated as fair value hedges of interest rate risk (notional amount in thousands):

September 30, 2026
Interest Rate Derivatives	Number of Instruments	Aggregate Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	2	$900,000	3.75% - 3.81%	SOFR	3.2 - 4.7

December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	3.9
The following tables detail the carrying amount and cumulative basis adjustments on hedged items designated as fair value hedges ($ in thousands):

September 30, 2026
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$856,701	$(31,493)

December 31, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$450,597	$6,840

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Non-designated Hedges of Interest Rate Risk
The following table details our outstanding interest rate derivatives that were not designated as hedges of interest rate risk
(notional amount in thousands):

September 30, 2026
Interest Rate Derivatives	Number of Instruments	Aggregate Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swap	1	$49,287	4.05%	SOFR	3.9
There were no non-designated interest rate derivatives outstanding as of December 31, 2025.
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations
($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2026	2025	2026	2025
Designated Hedges	Interest Income(1)	$2,585	$6,174	$10,050	$13,820
Designated Hedges	Interest Expense(2)	56	(674)	378	(1,884)
Non-Designated Hedges	Interest Income(1)	853	(46)	840	(96)
Non-Designated Hedges	Interest Expense(3)	(187)	39	(70)	(2,129)
Total		$3,307	$5,493	$11,198	$9,711

(1)Represents (i) the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing U.S. interest rates.
These forward contracts effectively convert the foreign currency rate exposure for such investments to
USD-equivalent interest rates, and (ii) the index rate movement in our non-designated interest rate hedges, which are marked-to-market. Both are recognized in interest and related income in our consolidated statements of operations.
(2)Represents the financial statement impact of proceeds (payments) from periodic settlements related to our interest rate swaps.
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest and related expenses in our consolidated statements of operations. The amounts in the nine months ended September 30, 2025 also include a realized loss on an interest rate swap related to our Bank Loan
Portfolio Joint Venture that was entered into during the three months ended June 30, 2025 and subsequently terminated.
Fair Value Hedges
The following table presents the net gains (losses) on derivatives and the related hedged items in fair value hedging relationships ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest and related expenses presented in the consolidated statements of operations	$216,192	$247,055	$664,110	$754,015
Gains (losses) on fair value hedging relationships
Total (loss) gain on derivative instruments	$(26,849)	$486	$(38,302)	$12,774
Fair value basis adjustment on hedged items	26,787	(494)	38,333	(7,834)
Derivative settlements and accruals	40	674	334	2,116
Net (loss) gain on fair value hedging relationships(1)	$(22)	$666	$365	$7,056

(1)Included within interest and related expenses presented in the consolidated statements of operations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts	$16,765	$22	$1,265	$24,994
Interest rate derivatives	1,676	6,877	31,425	76
Total derivatives designated as hedging instruments	$18,441	$6,899	$32,690	$25,070
Derivatives not designated as hedging instruments
Foreign exchange contracts	$2,552	$3,593	$2,907	$1,526
Interest rate derivatives	1,193	—	—	—
Total derivatives not designated as hedging instruments	$3,745	$3,593	$2,907	$1,526
Total derivatives	$22,186	$10,492	$35,597	$26,596

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026		Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net Investment Hedges
Foreign exchange contracts(1)	$5,347	$47,243	Interest Expense	$2,585	$10,050
Cash Flow Hedges
Interest rate derivatives(2)	1,112	1,796	Interest Expense(3)	16	44
Total	$6,459	$49,039		$2,601	$10,094

(1)During the three and nine months ended September 30, 2026, we received net cash settlements of $31.3 million and
$8.8 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the three and nine months ended September 30, 2026, we received net cash settlements of $0.1 million and
$0.3 million, respectively, on our interest rate swaps. Those amounts are included within interest and related expenses in the consolidated statements of operations.
(3)During the three and nine months ended September 30, 2026, we recorded total interest and related expenses of
$216.2 million and $664.1 million, respectively, which was reduced by $16 thousand and $44 thousand, respectively, related to income generated by our cash flow hedges.
There were no cash flow hedges outstanding during the three and nine months ended September 30, 2025.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Credit-Risk-Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2026, we were in a net asset position with one of our counterparties and in a liability position with our other counterparty related to our foreign exchange hedges, and had $2.9 million of collateral posted with such counterparty. As of September 30, 2026, we were in a net asset position with one of our counterparties and in a net liability position with our other two counterparties related to our interest rate swaps and had $31.9 million of collateral posted with such counterparties. As of December 31,
2025, we were in a net asset position with one of our counterparties and in a net liability position with our other two counterparties related to our foreign exchange hedges and had $25.3 million of collateral posted with such counterparties.
14. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of September 30, 2026, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. As of both September 30, 2026 and December 31, 2025, we did not have any shares of preferred stock issued and outstanding.
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
During the nine months ended September 30, 2026, we repurchased 2,766,237 shares of class A common stock at a weighted-average price per share of $14.39, for a total cost of $39.8 million. During the nine months ended September 30,
2025, we repurchased 2,653,583 shares of class A common stock at a weighted-average price per share of $17.97, for a total cost of $47.7 million. As of September 30, 2026, the amount remaining available for repurchases under the program was $109.8 million.
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

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2026	2025
Beginning balance	168,599,052	173,204,190
Issuance of class A common stock(2)	—	1,778
Repurchase of class A common stock	(2,766,237)	(2,653,583)
Issuance of restricted class A common stock, net(3)(4)	496,054	467,180
Issuance of deferred stock units	39,661	32,165
Ending balance	166,368,530	171,051,730

(1)Includes 379,690 and 331,611 deferred stock units held by members of our board of directors as of September 30,
2026 and 2025, respectively.
(2)Represents shares issued under our dividend reinvestment program during the nine months ended September 30,
2025.
(3)Includes 32,985 and 29,140 shares of restricted class A common stock issued to our board of directors during the nine months ended September 30, 2026 and 2025, respectively.
(4)Net of 27,534 and 43,832 shares of restricted class A common stock forfeited under our stock-based incentive plans during the nine months ended September 30, 2026 and 2025, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which an aggregate of 10,000,000 shares of class A common stock are available for sale. Under the dividend reinvestment component of the plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. Such shares may, at our option, be newly issued shares from us, shares purchased by the plan administrator on the open market, or a combination thereof. The direct stock purchase component of the plan allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the nine months ended September 30, 2026, 26,653 shares of class A common stock were purchased on the open market by the plan administrator under the dividend reinvestment component of the plan. During the nine months ended September 30, 2025, we issued 1,778 shares of class A common stock and 652 shares of class A common stock were purchased on the open market by the plan administrator under the dividend reinvestment component of the plan. As of September 30, 2026, a total of 9,938,472 shares of class A common stock remained available under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of September 30, 2026, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended
September 30, 2026 and 2025, we did not issue any shares of our class A common stock under ATM Agreements. As of
September 30, 2026, shares of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance and sale under our ATM Agreements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
On September 15, 2026, we declared a dividend of $0.47 per share, or $78.0 million in aggregate, that was paid on October
15, 2026 to stockholders of record as of September 30, 2026.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends declared per share of common stock	$0.47	$0.47	$1.41	$1.41
Class A common stock dividends declared	$78,015	$80,238	$236,511	$241,531
Deferred stock unit dividends declared	172	143	498	483
Total dividends declared	$78,187	$80,381	$237,009	$242,014
Earnings Per Share
We calculate our basic and diluted earnings per share using the two-class method for all periods presented as the unvested shares of our restricted class A common stock qualify as participating securities, as defined by GAAP. These restricted shares have the same rights as our other shares of class A common stock, including participating in any dividends, and therefore have been included in our basic and diluted net income per share calculation. The shares issuable under our
Convertible Notes are included in diluted earnings per share using the if-converted method when the effect is not antidilutive.
The following table sets forth the calculation of basic and diluted net (loss) income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and Diluted Earnings
Net (loss) income(1)	$(327,005)	$63,397	$(414,524)	$70,009
Weighted-average shares outstanding, basic and diluted(2)	167,959,467	171,812,685	168,663,353	171,903,127
Per share amount, basic and diluted	$(1.95)	$0.37	$(2.46)	$0.41

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust, Inc.
(2)For both the three and nine months ended September 30, 2026 and 2025, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Refer to Note 12 for further discussion of our convertible notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of September 30, 2026, total accumulated other comprehensive income was $21.7 million, representing $125.5 million of net realized and unrealized gains related to changes in the fair value of derivative instruments and $9.6 million of unrealized gains related to the changes in the fair value of derivative instruments held by unconsolidated entities, offset by
$113.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2025, total accumulated other comprehensive income was $12.1 million, primarily representing $86.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $73.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and $0.8 million of unrealized losses related to the changes in the fair value of derivative instruments held by unconsolidated entities.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily
Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint
Venture. As of September 30, 2026, our Multifamily Joint Venture’s total equity was $13.8 million, of which $11.7 million was owned by us, and $2.1 million was allocated to non-controlling interests. As of December 31, 2025, our Multifamily
Joint Venture’s total equity was $36.5 million, of which $31.0 million was owned by us, and $5.5 million was allocated to non-controlling interests.
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
During the three and nine months ended September 30, 2026, we incurred $14.5 million and $43.9 million, respectively, of management fees payable to our Manager compared with $16.8 million and $51.1 million, respectively, during the same periods in 2025. During the three and nine months ended September 30, 2026 and 2025, we did not incur any incentive fees payable to our Manager.
As of September 30, 2026 and December 31, 2025, we had accrued management fees payable to our Manager of
$14.5 million and $16.4 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Professional services	$4,437	$3,351	$14,429	$11,543
Operating and other costs	1,920	2,094	7,465	5,824
Subtotal	6,357	5,445	21,894	17,367
Non-cash compensation expenses
Restricted class A common stock earned	6,476	7,130	19,441	21,053
Director stock-based compensation	201	172	598	517
Subtotal	6,677	7,302	20,039	21,570
Total general and administrative expenses	$13,034	$12,747	$41,933	$38,937
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2026 and December 31, 2025, we were in compliance with all REIT requirements.
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
During the three and nine months ended September 30, 2026, we recorded a current income tax provision of $1.3 million and $4.9 million, respectively, compared with $1.5 million and $3.1 million, respectively, during the same periods of 2025, all of which primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of September 30, 2026 or December 31, 2025.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the
Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of September 30, 2026, we had
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of September 30, 2026, tax years 2022 through 2025 remain subject to examination by taxing authorities.
17. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2026, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2026, there were 4,540,172 shares available under our current stock incentive plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-
average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2025	2,174,931	$20.14
Granted	523,588	19.35
Vested	(989,068)	20.32
Forfeited	(27,534)	19.38
Balance as of September 30, 2026	1,681,917	$19.80

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current stock incentive plans. The 1,681,917 shares of restricted class A common stock outstanding as of September 30, 2026 will vest as follows: 318,352 shares will vest in 2026; 901,071 shares will vest in
2027; and 462,494 shares will vest in 2028. As of September 30, 2026, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $31.7 million based on the grant date fair value of shares granted.
This cost is expected to be recognized over a weighted-average period of 1.0 years from September 30, 2026.
18. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring and nonrecurring basis ($ in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Loans receivable, held-for-sale(1)	$—	$—	$615,575	$615,575	$—	$—	$—	$—
Derivatives	—	22,186	—	22,186	—	10,492	—	10,492
Debt securities	—	—	144,055	144,055	—	—	—	—
Total	$—	$22,186	$759,630	$781,816	$—	$10,492	$—	$10,492
Liabilities
Derivatives	$—	$35,597	$—	$35,597	$—	$26,596	$—	$26,596

(1)Measured at fair value on a nonrecurring basis. Loans held-for-sale are carried at the lower of amortized cost or fair value.
This table excludes $151.5 million and $111.0 million of investments in unconsolidated entities that are measured at fair value using net asset value as a practical expedient and not classified in the fair value hierarchy as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 5 for further information.
Our investments in debt securities are measured at fair value on a recurring basis and are classified as Level 3 in the fair value hierarchy. As of September 30, 2026, we determined that the recent purchase prices remained representative of fair value and, accordingly, no fair value adjustment had been recorded.
Certain of our assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances and, therefore, are measured at fair value on a nonrecurring basis. As of September 30, 2026, loans receivable, held-for-sale with a carrying value of $615.6 million were measured at fair value on a nonrecurring basis and classified as Level 3 within the fair value hierarchy. Fair value was determined using the executed purchase agreement, considering estimated costs to sell. Refer to Note 3 for further discussion on loans receivable, held-for-sale. Refer to Note 2 for further discussion regarding impairment of owned real estate assets, which are measured at fair value on a nonrecurring basis.
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2
($ in thousands):

	September 30, 2026			December 31, 2025
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$511,504	$511,504	$511,504	$452,526	$452,526	$452,526
Loans receivable, held-for- investment, net	13,966,510	14,612,118	13,999,982	17,784,694	18,154,768	17,856,303
Loans receivable, held-for-sale	615,575	761,081	615,575	—	—	—
Financial liabilities
Secured debt, net	7,186,809	7,192,910	7,134,623	10,117,292	10,125,839	10,029,890
Other secured debt(1)	72,639	72,639	72,639	39,475	39,475	39,475
Securitized debt obligations, net	2,636,870	2,653,545	2,646,035	2,139,719	2,149,496	2,132,667
Asset-specific debt, net	988,546	989,504	989,504	997,746	999,810	996,308
Secured term loans, net	1,875,754	1,910,224	1,905,418	1,808,000	1,847,726	1,850,327
Senior secured notes, net	1,191,731	1,235,316	1,196,652	784,876	785,316	810,608
Convertible notes, net	265,592	266,157	265,438	264,745	266,157	264,286

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
During 2025, we modified three loans that included, among other changes, control over decision-making at the respective properties. Similarly, during 2024, we modified two other loans that included, among other changes, an equity interest in and/or control over decision-making at the property. As a result of these modifications, our investments in these loans are
VIEs. As of September 30, 2026, we are the primary beneficiary of, and therefore consolidated the assets of these VIEs on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$55,438	$58,663
Loans receivable, held-for-investment	2,905,393	2,422,505
Current expected credit loss reserve	(126,421)	(23,609)
Loans receivable, held-for-investment, net	2,778,972	2,398,896
Loans receivable, held-for-sale	71,187	—
Owned real estate, net	602,196	603,130
Other assets	197,261	196,840
Total assets	$3,705,054	$3,257,529
Liabilities
Securitized debt obligations, net	$2,636,870	$2,139,719
Other liabilities	63,609	47,645
Total liabilities	$2,700,479	$2,187,364
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
As of September 30, 2026 and December 31, 2025, our consolidated balance sheets included $14.5 million and
$16.4 million, respectively, of accrued management fees payable to our Manager. During the three and nine months ended
September 30, 2026, we paid management fees of $14.6 million and $45.9 million, respectively, to our Manager, compared to $17.0 million and $52.8 million, respectively, during the same periods in 2025. We did not pay any incentive fees to our
Manager during the three and nine months ended September 30, 2026 and 2025. In addition, during the three and nine months ended September 30, 2026, we incurred expenses of $1.8 million and $2.6 million, respectively, that were paid by our Manager and have been or will be reimbursed by us, compared to $0.4 million and $0.9 million, respectively, of such expenses during the same periods in 2025.
As of September 30, 2026, our Manager held 840,503 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $17.0 million. These shares vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2026, we recorded non-cash expenses related to shares held by our Manager of $3.5 million and $10.5 million, respectively, compared to $3.6 million and $10.9 million, respectively, during the same periods in 2025. Refer to Note 17 for further details on our restricted class A common stock.
As of September 30, 2026, our Manager, its affiliates (including Blackstone and Blackstone-advised investment vehicles),
Blackstone employees, and our directors held an aggregate 13,754,343 shares, or 8.3%, of our class A common stock, of which 8,916,412 shares, or 5.4%, were held by Blackstone and its subsidiaries. Additionally, our directors held 379,690 deferred stock units as of September 30, 2026. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock and/or engage in derivatives transactions related to our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Affiliate Services
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles to provide, as applicable, management, corporate support, and transaction support services. The following table details the costs incurred (refunded)
for these services ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Primary Asset Class	2026	2025	2026	2025
Perform Properties, LLC	Office	$1,094	$1,903	$4,097	$2,797
Brio Real Estate Services, LLC, Brio Real Estate (UK) Ltd., and Brio Real Estate (AUS) Pty Ltd.	n/a	1,225	1,244	4,602	2,345
BRE Hotels & Resorts, LLC	Hospitality	297	284	1,090	1,153
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.	n/a	864	353	1,528	696
LivCor, LLC	Multifamily	665	46	805	322
LendingOne, LLC(1)	Multifamily	—	—	—	158
Total		$4,145	$3,830	$12,122	$7,471

(1)Provides loan origination services related to certain of our investments.
During the nine months ended September 30, 2026, we entered into an agreement with another Blackstone-advised investment vehicle to fund our pro rata share of any payments required under a guaranty agreement with a lending institution. The guaranty relates to a revolving credit facility with a portfolio company owned by Blackstone-advised investment vehicles that provides services to us, and our participation reflects our share of the associated costs based on services rendered. As of September 30, 2026, our maximum potential obligation under the arrangement was $0.9 million.
No events through the date of these consolidated financial statements required performance under the guaranty, and no liability was recorded as of September 30, 2026.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
We have engaged other affiliates of our Manager to provide various services. The following table details the costs incurred for these services ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gryphon Mutual Property Americas IC(1)	$807	$697	$2,506	$1,845
Blackstone Securities Partners L.P.(2)	—	30	422	109
Lexington National Land Services(3)	8	170	142	216
Total	$815	$897	$3,070	$2,170

(1)In order to provide insurance for our owned real estate assets, we became a member of Gryphon Mutual Property
Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and management services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each member’s respective properties. During the nine months ended September 30, 2026 and 2025, we paid $2.9 million and $1.4 million, respectively, to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses.
Of these amounts, $0.1 million was attributable to the fees paid to a Blackstone affiliate to provide oversight and management services to Gryphon for both the nine months ended September 30, 2026 and 2025. The amounts included in the table above reflect the amortization of the insurance expense over the relevant periods of the respective policies.
(2)During the nine months ended September 30, 2026, Blackstone Securities Partners L.P., or BSP, an affiliate of our
Manager, was engaged as a member of the syndicate for our May 2026 Senior Secured Notes. During the nine months ended September 30, 2025, BSP was also engaged as a member of the syndicate for our B-6 Term Loan and our B-7 Term Loan. These engagements were on terms equivalent to those of unaffiliated third parties.
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
CT Investment Management Co., LLC, or CTIMCO, serves as the special servicer of all of our CLOs, and the Manager serves as the collateral manager and benchmark agent for our FL6 and FL5 CLOs issued in the first quarter of 2026 and
2025, respectively. As of September 30, 2026, three of our assets were in special servicing under CLOs. CTIMCO and our
Manager have waived any fees that would be payable to a third party serving in such roles pursuant to the applicable agreements, and no such fees have been paid or will become payable to CTIMCO or our Manager.
Other Transactions
During the nine months ended September 30, 2026, we invested $502.6 million in four senior loans, $32.6 million in two mezzanine loans to unaffiliated third parties, and $144.4 million in debt securities (see Note 6 for further discussion) in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
Included in the $144.4 million of debt securities investments discussed above, in the third quarter of 2026, we purchased
$50.0 million of senior secured notes in a $3.9 billion issuance by a portfolio company owned by other Blackstone-advised investment vehicles. The notes were acquired on terms equivalent with those of unaffiliated third-party purchasers of the notes. We have forgone all non-economic rights under these notes, including voting rights, so long as the issuer is owned by a Blackstone-advised investment vehicle.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
In the second quarter of 2026, we entered into our Homebuilder Finance Joint Venture with an unaffiliated third party, alongside a Blackstone-advised investment vehicle, that concurrently acquired a $286.7 million portfolio of single family construction loans in which we made an equity investment of $28.5 million representing our aggregate ownership interest of 45%.
In the fourth quarter of 2025, we made a $75.0 million capital commitment at the initial closing of a fund managed by
Blackstone Real Estate Debt Strategies, or BREDS, or the BREDS-advised private fund, formed to invest in Core+ real estate debt investments in the U.S. and Canada. Blackstone affiliates, including us, do not pay management fees or carried interest with respect to their investments in the BREDS-advised private fund. Our capital commitment represented a minority of the total capital commitments the BREDS-advised private fund had received as of September 30, 2026. As of
September 30, 2026, the BREDS-advised private fund had not called any capital. To fund its investments, the BREDS-
advised private fund will draw down on capital commitments made by its investors, including us, on a pro rata basis.
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
We do not consolidate our Bank Loan Portfolio Joint Venture, our Net Lease Joint Venture, our Homebuilder Finance Joint
Venture, or the BREDS-advised private fund, as we do not have a controlling financial interest. As of September 30, 2026, the aggregate value of our equity investment in our Bank Loan Portfolio Joint Venture was $92.3 million and our ownership interest was 35%, and the aggregate value of our equity investment in our Net Lease Joint Venture was
$219.3 million and our ownership interest was 75%. As of September 30, 2026, we had not made an equity investment in the BREDS-advised private fund. We, these joint ventures, these Blackstone-advised investment vehicles, and other
Blackstone affiliates have engaged and may in the future engage in certain investment, financing, derivative and/or hedging arrangements related to these unconsolidated entities.
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
21. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of September 30, 2026, we had aggregate unfunded commitments of $951.0 million across 47 loans receivable, and
$539.6 million of committed or identified financings for those commitments, resulting in net unfunded commitments of
$411.4 million. The unfunded commitments above include $35.6 million related to five loans receivable, held-for-sale that were sold subsequent to September 30, 2026. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 1.6 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Principal Debt Repayments
Our contractual principal debt repayments as of September 30, 2026 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Other Secured Debt(4)	Total(5)
2026 (remaining)	$867,651	$—	$4,810	$—	$—	$—	$872,461
2027	1,135,016	—	19,239	335,316	266,157	—	1,755,728
2028	1,316,905	—	19,239	—	—	—	1,336,144
2029	1,046,590	460,957	453,085	450,000	—	—	2,410,632
2030	1,960,680	528,547	748,851	—	—	38,077	3,276,155
Thereafter	866,068	—	665,000	450,000	—	34,562	2,015,630
Total obligation	$7,192,910	$989,504	$1,910,224	$1,235,316	$266,157	$72,639	$11,666,750

(1)Our secured debt and asset-specific debt agreements are generally term-matched to their underlying collateral.
Therefore, the allocation of payments under such agreements is generally based on the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective debt agreement is used.
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
Board of Directors’ Compensation
As of September 30, 2026, our seven non-employee directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of September 30, 2026, the other two board members are employees of affiliates of our
Manager who also serve as executive officers and they are not compensated by us for their service as directors. In addition,
(i) the lead independent director receives additional annual cash compensation of $30,000, (ii) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and (iii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
September 30, 2026, we were not involved in any material legal proceedings.
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
Recent Developments
Loan Portfolio Sale
During the three months ended September 30, 2026, we entered into an agreement to sell eight whole mortgage loans to an unaffiliated third party for total estimated net sales proceeds of $615.6 million, which resulted in these loans being classified as loans receivable, held-for-sale on our consolidated balance sheets as of September 30, 2026. This resulted in a
$63.9 million valuation adjustment recognized to reduce the carrying value of these loans, which was $679.5 million prior to the adjustment. Two of the whole loans consisted of both a performing senior loan and an impaired subordinate loan.
The two subordinate loans carried $61.9 million of previously recorded asset-specific CECL reserves. Six of the loans were collateralized by office assets and two were collateralized by multifamily assets, all of which were located in the United
States. The valuation adjustment was included in valuation adjustment on loans receivable, held-for-sale on our consolidated statements of operations during the three months ended September 30, 2026. The sale of these loans closed subsequent to September 30, 2026.

Fourth Quarter Dividend
In October 2026, we declared a dividend of $0.30 per share of common stock for the fourth quarter of 2026, which is payable on January 15, 2027 to stockholders of record as of December 31, 2026.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, Distributable Earnings prior to realized gains and losses, and book value per share. For the three months ended September 30, 2026, we recorded basic net loss per share of $1.95, declared a dividend of $0.47 per share, reported $0.38 per share of Distributable Earnings, and reported $0.42 per share of
Distributable Earnings prior to realized gains and losses. In addition, our book value as of September 30, 2026 was $17.06 per share, which is net of cumulative CECL reserves of $3.64 per share, and accumulated depreciation and amortization of owned real estate assets, including our share related to unconsolidated entities, of $0.93 per share.
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

	Three Months Ended
	September 30, 2026	June 30, 2026
Net loss(1)	$(327,005)	$(81,222)
Weighted-average shares outstanding, basic	167,959,467	168,964,515
Net loss per share, basic	$(1.95)	$(0.48)
Dividends declared per share	$0.47	$0.47

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

The following table provides a reconciliation of Distributable Earnings and Distributable Earnings prior to realized gains and losses to GAAP net loss ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2026	June 30, 2026
Net loss(1)	$(327,005)	$(81,222)
Valuation adjustment on loans receivable, held-for-sale(2)	63,909	—
Charge-offs of CECL reserves(3)	(6,874)	(28,620)
Increase in CECL reserves	264,766	134,403
Depreciation and amortization of owned real estate(4)	23,199	21,104
Impairment of owned real estate(5)	36,371	—
Non-cash compensation expense	6,677	6,675
Realized hedging and foreign currency loss, net(6)	(2,900)	(1,098)
Allocable share of adjustments related to unconsolidated entities(7)	7,013	508
Cash income from Agency Multifamily Lending Partnership, net(8)	30	30
Adjustments attributable to non-controlling interests, net	(30)	(26)
Other items	(1,052)	(18)
Distributable Earnings	$64,104	$51,736
Charge-offs of CECL reserves(3)	6,874	28,620
Allocable share of adjustments related to unconsolidated entities(7)	265	51
Distributable Earnings prior to realized gains and losses	$71,243	$80,407
Weighted-average shares outstanding, basic(9)	167,959,467	168,964,515
Distributable Earnings per share, basic	$0.38	$0.31
Distributable Earnings prior to realized gains and losses per share, basic	$0.42	$0.48

(1)Represents net loss attributable to Blackstone Mortgage Trust, Inc.
(2)Represents unrealized losses recognized on loans that were classified as held-for-sale to reduce them to their fair value.
(3)Represents realized losses related to loan principal amounts deemed non-recoverable.
(4)Represents depreciation of owned real estate assets and amortization of intangible real estate assets and liabilities.
(5)Represents non-cash valuation adjustments recognized to reduce the carrying values of owned real estate assets to their estimated fair value.
(6)Represents realized losses on the repatriation of unhedged foreign currency. These amounts were not included in
GAAP net loss, but rather as a component of other comprehensive income in our consolidated financial statements.
(7)Allocable share of adjustments related to unconsolidated entities for the three months ended September 30, 2026 reflects our share of non-cash items such as (i) $2.1 million of unrealized losses recorded by such unconsolidated entities, (ii) $5.2 million of depreciation and amortization, and (iii) $(0.3) million of related adjustments for realized gains. For the three months ended June 30, 2026, reflects our share of non-cash items such as (i) $(3.8) million of unrealized gains recorded by such unconsolidated entities, (ii) $4.3 million of depreciation and amortization, and
(iii) related adjustments for realized gains, if any.
(8)Represents (i) the non-cash income recognized under GAAP related to our Agency Multifamily Lending
Partnership, in which we receive a portion of origination, servicing, and other fees for loans we refer to MTRCC for origination, offset by the related loss-sharing obligation accruals, and (ii) the cash received related to such income previously recognized under GAAP. Refer to Note 2 to our consolidated financial statements for further information on our Agency Multifamily Lending Partnership.
(9)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our
Convertible Notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable
Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2026	June 30, 2026
Stockholders’ equity	$2,837,609	$3,261,540
Shares
Class A common stock	165,988,840	168,543,591
Deferred stock units	379,690	369,548
Total outstanding	166,368,530	168,913,139
Book value per share(1)	$17.06	$19.31

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.

II. Investments
Investment Portfolio
Our Investment Portfolio consists of our Loan Portfolio, our investments in our Bank Loan Portfolio Joint Venture, Net
Lease Joint Venture and Homebuilder Finance Joint Venture, our owned real estate assets, and our investments in debt securities. The chart below details the composition of our Investment Portfolio as of September 30, 2026:
Investment Portfolio(1)(2)

Debt Securities
1%
Owned
RE
9%
Homebuilder JV
1%
Multifamily
22%
Bank Loan JV
3%
Net Lease JV
4%
Other Loans
2%
Life Sciences / Studio
1%
Self-Storage
4%
Retail
4%
Industrial
20%
Hospitality
9%
Non-US Office
5%
US Office
15%

Included in our Loan Portfolio(3)

(1)Our Investment Portfolio reflects the gross amount of our investments as of September 30, 2026, which consists of
(i) our Loan Portfolio, which represents net book value of loans held-for-investment, which reflects our total loans receivable CECL reserves, (ii) our share of the carrying value of investments held by our Net Lease Joint Venture,
(iii) our share of the fair value of the loans held by both our Bank Loan Portfolio Joint Venture and Homebuilder
Finance Joint Venture, (iv) the aggregate carrying value of our owned real estate assets, and (v) the fair value of our investments in debt securities.
(2)Assets in our Loan Portfolio with multiple components are proportioned into the relevant property types based on the allocated value of each property type.
(3)Represents the types of properties securing the loans in our Loan Portfolio.
Refer to section VII of this Item 2 for details of our Loan Portfolio, on a loan-by-loan basis.

Loan Portfolio
Loan Originations
During the three months ended September 30, 2026, we originated or acquired $264.2 million of loans, inclusive of additional commitments made under existing loans.
Loan Portfolio Activity
During the three months ended September 30, 2026, loan fundings totaled $366.3 million and loan repayments and sales totaled $2.3 billion.
The following table details our Loan Portfolio activity ($ in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Loan fundings(1)	$366,277	$1,826,981
Loan repayments and sales(1)(2)	(2,303,252)	(4,122,531)
Total net repayments	$(1,936,975)	$(2,295,550)

(1)Excludes amounts for loans held by our Bank Loan Portfolio Joint Venture and Homebuilder Finance Joint Venture,
which are included in investments in unconsolidated entities on our consolidated balance sheets.
(2)Included in these amounts are sales of $251.5 million of pari passu participations in two loans collateralized by properties located in the United Kingdom.
The following table details overall statistics for our Loan Portfolio as of September 30, 2026 ($ in thousands):

September 30, 2026
Number of loans	114
Principal balance	$14,612,118
Net book value	$13,966,510
Unfunded loan commitments(1)	$915,385
Weighted-average cash coupon(2)	+ 3.08%
Weighted-average all-in yield(2)	+ 3.43%
Weighted-average maximum maturity (years)(3)	3.0
Origination loan-to-value (LTV)(4)	64%

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable to each loan. As of
September 30, 2026, 96% of our loans by principal balance earned a floating rate of interest, primarily indexed to
SOFR. The remaining 4% of our loans by principal balance earned a fixed rate of interest.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of September 30, 2026, 44% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 56% were open to repayment by the borrower without penalty.
(4)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired.

The following table details the index rate floors for our Loan Portfolio as of September 30, 2026 ($ in thousands):

	Loan Portfolio Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$399,485	$135,303	$534,788
0.00% or no floor(2)	1,199,356	3,203,643	4,402,999
0.01% to 1.00% floor	649,822	819,567	1,469,389
1.01% to 2.00% floor	778,083	1,042,018	1,820,101
2.01% to 3.00% floor	5,343,828	408,157	5,751,985
3.01% or more floor	325,141	307,715	632,856
Total(3)	$8,695,715	$5,916,403	$14,612,118

(1)Includes Euro, British Pound Sterling, Australian Dollar, and Canadian Dollar currencies.
(2)Includes all impaired loans.
(3)As of September 30, 2026, the weighted-average index rate floor of our floating-rate Loan Portfolio principal balance was 1.73%. Excluding 0.00% index rate floors and loans with no floor, the weighted-average index rate floor was 2.28%.
The following table details the floating benchmark rates for our Loan Portfolio as of September 30, 2026 (Loan Portfolio
principal balance amounts in thousands):

Loan Count	Currency	Loan Portfolio Principal Balance	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
81		$$8,695,715	SOFR	+ 3.01%	+ 3.41%
15		££1,655,894	SONIA	+ 2.75%	+ 3.00%
13		€€1,814,831	EURIBOR	+ 2.63%	+ 2.98%
5	Various	$1,663,655	Other(3)	+ 4.32%	+ 4.55%
114		$14,612,118		+ 3.08%	+ 3.43%

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
(3)Includes floating rate loans indexed to CORRA and BBSY indices.

The charts below detail the geographic distribution and types of properties securing our Loan Portfolio, as of
September 30, 2026:
Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30,
2026, which is our principal balance of loans receivable, held-for-investment, net of (i) $989.5 million of asset-
specific debt, (ii) $4.6 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of
$597.3 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral loans. Geographic locations that represent less than 1% of net loan exposure are excluded from the chart.
(2)Assets with multiple components are proportioned into the relevant property types based on the allocated value of each property type.
Refer to section VII of this Item 2 for details of our Loan Portfolio, on a loan-by-loan basis.

Portfolio Management
As of September 30, 2026, 93% of our loans, based on net loan exposure, were performing with risk ratings of “1” through
“4,” and the remaining 7% were impaired with a risk rating of “5.” As of September 30, 2026, one of our performing loans with an amortized cost basis of $149.8 million was in payment default, was greater than 90 days past due on its interest payment, and had a risk rating of “4.” This loan was not impaired as of September 30, 2026 as we expect to fully recover all contractual principal and interest amounts due under the loan agreement. All other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of September 30, 2026, we had an aggregate $444.5 million asset-specific CECL reserve related to
12 of our loans receivable, with an aggregate amortized cost basis of $1.3 billion, net of cost-recovery proceeds. This
CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of
September 30, 2026.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assess the performance of each loan, and assign it a risk rating between “1” and “5,” from less risk to greater risk. As of
September 30, 2026, our loan portfolio had a weighted-average risk rating of 3.1, based on net loan exposure.
The following table allocates the amortized cost basis and net loan exposure balances of our Loan Portfolio based on our internal risk ratings as of September 30, 2026 ($ in thousands):

	September 30, 2026
Risk Rating	Number of Loans	Amortized Cost Basis	Net Loan Exposure(1)
1	1	$60,952	$60,986
2	17	1,970,144	1,802,276
3	76	10,314,438	9,414,183
4	8	893,154	864,194
5	12	1,325,146	879,095
Loans receivable, held-for-investment	114	$14,563,834	$13,020,734

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30,
2026, which is our principal balance of loans receivable, held-for-investment, net of (i) $989.5 million of asset-
specific debt, (ii) $4.6 million of cost-recovery proceeds, and (iii) our total loans receivable CECL reserve of
$597.3 million. Our asset-specific debt is structurally non-recourse and term-matched to the corresponding collateral
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

During the three months ended September 30, 2026, the CECL reserves against our loans receivable, held-for-investment portfolio increased by $199.5 million. This increase was primarily driven by a $293.8 million increase in our asset-specific
CECL reserve, partially offset by a $25.5 million decrease in our general CECL reserve. The increase in our asset-specific reserve was primarily driven by six additional loans with an aggregate amortized cost basis of $787.8 million that were impaired during the three months ended September 30, 2026, of which five are secured by office properties, and one is secured by a hospitality asset. The office sector recovery in certain markets has continued to lag other commercial real estate sectors, which has, in certain cases, extended business plans on transitional properties and impacted their performance, affecting some borrowers’ willingness and ability to continue to support their assets. During the three months ended September 30, 2026, we recorded $8.7 million of interest income on these loans. Upon determining that the six loans were impaired, the income accrual was suspended, as the recovery of interest income and principal was doubtful. The decrease in our general CECL reserve was primarily driven by changes in risk ratings, including the impact of the six newly impaired loans moving out of the general CECL reserve pool, and a decrease in our loans receivable, held-for-
investment balance, partially offset by an increase in the historical loss rate used in reserve calculations related to the additional reserve charge-offs.
The increase in our asset-specific reserve was reduced by (i) the transfer of $61.9 million of CECL reserves related to two previously impaired subordinate loans that were transferred to held-for-sale as of September 30, 2026, which were sold subsequent to September 30, 2026, and (ii) charge-offs of $6.9 million primarily related to the resolution of one previously impaired loan as a result of our acquisition of title through a deed-in-lieu of foreclosure of a mixed-use collateral property located in Richmond, CA, which is now included on our consolidated balance sheet as an owned real estate asset. As a result of these changes, our total loans receivable CECL reserves increased to $597.3 million as of September 30, 2026.
As of September 30, 2026, we had an aggregate $444.5 million asset-specific CECL reserve related to 12 of our loans receivable, held-for-investment, with an aggregate amortized cost basis of $1.3 billion, net of cost-recovery proceeds.
During the three months ended September 30, 2026, we received $4.4 million of cash proceeds from previously impaired loans that were applied as a reduction to the amortized cost basis of each respective loan. Impairments are each determined individually as a result of changes in the specific credit quality factors for each such loan. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and
(iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This asset-
specific CECL reserve was recorded based on our estimation of the fair value of each loan’s underlying collateral as of
September 30, 2026.
Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.

Owned Real Estate
As part of our portfolio management strategy to maximize economic outcomes, we may hold certain owned real estate assets, resulting from transactions in which we assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property. As of September 30, 2026, we had 15 owned real estate assets with an aggregate carrying value of $1.5 billion.
The following table provides details of our owned real estate assets as of September 30, 2026 ($ in thousands):

	Acquisition Date	Location	Property Type	Acquisition Date Fair Value	SQFT / Units / Keys
1	September 2025	New York, NY	Hospitality	$228,253	933 keys
2	December 2024	San Francisco, CA	Hospitality	201,530	686 keys
3	June 2026	Dallas, TX	Multifamily	149,906	1,530 units
4	December 2024	El Segundo, CA	Office	145,363	494,532 sqft
5	December 2025	New York, NY	Mixed-use	133,313	709,204 sqft
6	September 2025	Atlanta, GA	Office	132,974	1,184,916 sqft
7	November 2025	Denver, CO	Office	114,748	538,179 sqft
8	October 2024	Washington, DC	Office	107,016	892,480 sqft
9	September 2026	Richmond, CA	Mixed-use	82,901	486,804 sqft
10	September 2024	Burlington, MA	Office	64,628	379,018 sqft
11	March 2024	Mountain View, CA	Office	60,203	150,507 sqft
12	February 2025	Chicago, IL	Office	45,045	517,115 sqft
13	March 2026	San Francisco, CA	Hospitality	41,082	459 keys
14	December 2024	Denver, CO	Office	33,337	170,304 sqft
15	July 2024	San Antonio, TX	Multifamily	17,491	198 units
				$1,557,790
Bank Loan Portfolio Joint Venture
In the second quarter of 2025, we entered into a joint venture with a Blackstone-advised investment vehicle to acquire portfolios of performing commercial mortgage loans, or our Bank Loan Portfolio Joint Venture. In the second quarter of
2025, the Bank Loan Portfolio Joint Venture acquired a $1.4 billion portfolio of 171 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by retail and multifamily properties located across various markets in the Mid-Atlantic region, are primarily fixed rate, and were acquired at a discount to par. In the third quarter of 2025, the Bank Loan Portfolio Joint Venture acquired a $606.0 million portfolio of 425 performing senior commercial real estate loans from a regional bank. The loans are secured primarily by net lease retail assets located throughout the United States, are fixed rate, and were acquired at a discount to par. We have an aggregate 35% ownership interest in the joint venture as of September 30, 2026. As of September 30, 2026, our share of the fair value of the loans held by our Bank Loan Portfolio Joint Venture was $451.9 million.
Our Bank Loan Portfolio Joint Venture is recorded on our consolidated balance sheets in investments in unconsolidated entities. As of September 30, 2026, our investment in the joint venture totaled $92.3 million. During the nine months ended
September 30, 2026, we did not make any contributions to the joint venture, received $29.6 million of distributions, and recorded $10.9 million of income from unconsolidated entities in our consolidated statements of operations.

Net Lease Joint Venture
In the fourth quarter of 2024, we entered into a joint venture with a Blackstone-advised investment vehicle to invest in triple net lease properties, or our Net Lease Joint Venture. Our investment in the joint venture is recorded on our consolidated balance sheets in investments in unconsolidated entities. As of September 30, 2026, our investment in the joint venture totaled $219.3 million. During the nine months ended September 30, 2026, we contributed $129.6 million to the joint venture, received $29.2 million of distributions, and recorded $2.0 million of income from unconsolidated entities in our consolidated statements of operations, inclusive of $12.7 million of depreciation and amortization expense. We have an aggregate 75% ownership interest in the joint venture as of September 30, 2026. As of September 30, 2026, our share of the carrying value of investments held by our Net Lease Joint Venture was $747.2 million.
The following table details the tenant industries and the geographic location of the assets held by our Net Lease Joint
Venture as of September 30, 2026:

Tenant Industry	Number of Properties	% of Annualized Base Rent
Medical / Dental	64	20%
Early Childhood Education	42	15
Car Washes	32	15
Restaurants - Quick Service	73	14
Automotive Service	51	13
Pet Care	50	10
Industrial	4	3
Home Improvement	9	3
Convenience Stores	13	2
Wholesale Trade	1	1
Grocery	3	1
Other	6	3
Total	348	100%

State	Number of Properties	% of Annualized Base Rent
Texas	44	13%
Florida	28	12
Illinois	30	8
Georgia	20	7
California	9	6
Missouri	18	5
South Carolina	11	5
Minnesota	17	4
Indiana	15	4
Arizona	9	4
Other (26 states)	147	32
Total	348	100%
As of September 30, 2026, our Net Lease Joint Venture’s leases had a weighted-average remaining lease term of over 15 years (based on annualized base rent), with weighted-average annual rent increases of approximately 2%, and a rent coverage ratio of approximately 3x.

Homebuilder Finance Joint Venture
In the second quarter of 2026, we entered into a joint venture with an unaffiliated third party, alongside a Blackstone-
advised investment vehicle, to originate, acquire, and fund construction loans collateralized by single family homes located in various markets across the United States, which we refer to as our Homebuilder Finance Joint Venture. Our aggregate ownership interest in our Homebuilder Finance Joint Venture was 45% as of September 30, 2026. Our Homebuilder
Finance Joint Venture initially acquired a seed portfolio of 36 loans with an aggregate outstanding balance of
$286.7 million, and has since originated and acquired additional loans. As of September 30, 2026, our share of fair value of the loans held by this joint venture was $191.2 million.
Our Homebuilder Finance Joint Venture is recorded on our consolidated balance sheets in investments in unconsolidated entities. As of September 30, 2026, our investment in the joint venture totaled $59.1 million. During the nine months ended
September 30, 2026, we made $56.6 million of contributions to the joint venture, did not receive any distributions, and recorded $2.6 million of income from unconsolidated entities in our consolidated statements of operations.
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
Our capital commitment represented a minority of the total capital commitments the BREDS-advised private fund had received as of September 30, 2026. As of September 30, 2026, the BREDS-advised private fund had not called any capital.
To fund its investments, the BREDS-advised private fund will draw down on capital commitments made by its investors, including us, on a pro rata basis.
Investments in Debt Securities
The following table details our investments in debt securities ($ in thousands):

Investment	Issuance Date	Asset Class	Credit Rating	Face Value	Fair Value		Interest Rate(1)	Swapped Rate		All-in Yield	Maturity
UK Bank Loan Portfolio SRT(2)	Mar 27, 2026	Various	n/a	$66,325	$66,325		+ 7.00%	n/a		+ 7.00%	Oct 30, 2037
Senior secured notes	Aug 27, 2026	Data Center	BBB-	50,000	48,750	(3)	6.63%	+ 2.58%	(4)	+ 3.07%	Sep 1, 2031
Senior secured notes	Aug 27, 2026	Home Building	BBB	28,980	28,980		+ 3.25%	n/a		+ 3.25%	Dec 20, 2030
Total debt securities				$145,305	$144,055

(1)The UK Bank Loan Portfolio SRT is indexed to SONIA and the Home Building senior secured notes are indexed to one-month SOFR.
(2)Represents an investment in a significant risk transfer, or SRT, transaction with a UK financial institution structured as a credit-linked note, or the UK Bank Loan Portfolio SRT. The investment constitutes the first-loss tranche of a reference portfolio comprising a diversified, granular portfolio of low-leverage commercial real estate loans held by the UK financial institution. As of September 30, 2026, no realized credit losses have been incurred with respect to the underlying reference loan portfolio.
(3)These senior secured notes were issued at 97.5% of par.
(4)In connection with this investment, we entered into an interest rate swap to effectively convert our fixed-rate exposure to floating-rate exposure, indexed to one-month SOFR. Refer to Note 13 to our consolidated financial statements for additional information.
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

Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. During the nine months ended September 30, 2026, we did not refer any loans to MTRCC.
III. Financings
Loan Portfolio Financings
Our loan portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2026	December 31, 2025
Secured debt	$7,192,910	$10,125,839
Securitizations	2,653,545	2,149,496
Asset-specific debt	989,504	999,810
Total loan portfolio financing	$10,835,959	$13,275,145
Secured Debt
The following table details our secured credit facilities by currency as of September 30, 2026 ($ in thousands):

								Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Wtd. Avg. All-in Cost(3)(4)(5)	Loan Count	Collateral(6)	Wtd. Avg. All-in Yield(3)(4)	Wtd. Avg.	Range
USD	14	$3,159,868	Sep 2028	+1.74%	70	$5,524,804	+2.83%	37%	25% - 100%
GBP	6	1,708,884	Apr 2029	+1.67%	13	2,153,769	+2.92%	25%	25%
EUR	6	1,164,756	Dec 2030	+1.61%	13	1,818,916	+2.97%	41%	10% - 100%
Others(7)	4	1,159,402	Dec 2029	+2.36%	5	1,470,430	+4.69%	27%	25% - 50%
Total	16	$7,192,910	May 2029	+1.80%	101	$10,967,919	+3.17%	33%	10% - 100%

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
(5)Represents the weighted-average all-in cost as of September 30, 2026 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(6)Represents the principal balance of the collateral loans receivable, held-for-investment and the carrying value of the collateral owned real estate assets and loans receivable, held-for-sale.
(7)Includes Australian Dollar and Canadian Dollar currencies.

Securitizations
We have financed certain pools of our loans through CLOs and have also financed one of our loans through a securitization vehicle, or the European Loan Securitization. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs and the European Loan Securitization ($ in thousands):

	September 30, 2026
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
CLOs
2026 FL6 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$880,000	$872,928	+ 1.84%	August 2043
Underlying Collateral Assets	19	999,379	999,379	+ 3.03%	October 2029
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	831,250	823,848	+ 2.15%	October 2042
Underlying Collateral Assets	18	939,000	939,000	+ 3.35%	September 2029
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	376,967	376,967	+ 1.88%	May 2038
Underlying Collateral Assets	10	446,529	443,144	+ 3.18%	August 2027
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	377,313	377,313	+ 1.98%	February 2038
Underlying Collateral Assets	8	570,241	570,241	+ 3.07%	March 2027
Total CLOs
Senior CLO Securities Outstanding	4	$2,465,530	$2,451,056	+ 1.97%
Underlying Collateral Assets	55	2,955,149	2,951,764	+ 3.17%
Securitizations
European Loan Securitization
Financing Provided	1	$188,015	$185,814	+ 1.71%	July 2030
Underlying Collateral Assets(4)	1	242,399	240,192	+ 2.97%	July 2030
Total
Senior CLO Securities Outstanding / Financing Provided(5)	5	$2,653,545	$2,636,870	+ 1.95%
Underlying Collateral Assets	56	3,197,548	3,191,956	+ 3.15%

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
on our consolidated balance sheets.
(5)During the nine months ended September 30, 2026, we recorded $114.1 million of interest expense related to our securitized debt obligations.

Refer to Note 8 and Note 19 to our consolidated financial statements for additional details of our securitized debt obligations.
Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	September 30, 2026
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	4	$989,504	$988,546	+ 2.75%	February 2030
Collateral assets	4	$1,230,842	$1,224,637	+ 4.12%	February 2030

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	September 30, 2026	December 31, 2025
Term loans	$1,910,224	$1,847,726
Senior secured notes	1,235,316	785,316
Convertible notes	266,157	266,157
Total corporate financings	$3,411,697	$2,899,199

The following table details our outstanding senior term loan facilities, or Term Loans, our outstanding senior secured notes, or Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of September 30, 2026 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)	Swapped Rate(2)	All-in Cost(1)(3)	Maturity
Term Loans
B-7 Term Loan	$448,574	+ 2.50%	n/a	+ 3.10%	May 9, 2029
B-8 Term Loan	694,750	+ 2.50%	n/a	+ 2.95%	December 19, 2032
B-9 Term Loan	766,900	+ 2.50%	n/a	+ 2.97%	December 10, 2030
Total term loans	$1,910,224
Senior Secured Notes
October 2021	$335,316	3.75%	n/a	4.06%	January 15, 2027
December 2024	450,000	7.75%	+ 3.95%	8.14%	December 1, 2029
May 2026	450,000	6.25%	+ 2.50%	6.68%	June 1, 2031
Total senior secured notes	$1,235,316
Convertible Notes
Convertible Notes(4)	$266,157	5.50%	n/a	5.79%	March 15, 2027
Total corporate financings	$3,411,697

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
(4)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of September 30, 2026.
Refer to Notes 2, 10, 11, and 12 to our consolidated financial statements for further discussion of our Term Loans, Senior
Secured Notes, and Convertible Notes.
Floating Rate Loan Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. However, in periods in which our floating rate liabilities exceed our floating rate assets, including as a result of floating rate corporate debt or a greater concentration in owned real estate, loans on nonaccrual status, or similar assets that do not generate floating rate interest income, rising interest rates may decrease our net income. As of
September 30, 2026, 96% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of September 30, 2026
(amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)	$7,887,109	£1,543,544	€1,613,478	$1,663,655
Floating rate portfolio financings(2)(5)(6)(7)	(6,419,891)	(1,288,265)	(1,193,972)	(1,318,814)
Floating rate corporate financings(8)	(2,810,224)	—	—	—
Net floating rate exposure	$(1,343,006)	£255,279	€419,506	$344,841
Net floating rate exposure in USD(9)	$(1,343,006)	$338,627	$475,301	$344,841

(1)Includes Australian Dollar and Canadian Dollar currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Excludes $1.3 billion of principal balance on floating rate impaired loans.
(4)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’
exposure to an increase in interest rates.
(5)Excludes amounts related to our investments in unconsolidated entities and investments in debt securities.
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
(9)Represents the U.S. dollar equivalent as of September 30, 2026.
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

IV. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended
September 30, 2026 and June 30, 2026 ($ in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2026	June 30, 2026	$
Income from loans and other investments
Interest and related income	$280,614	$309,748	$(29,134)
Less: Interest and related expenses	216,192	227,182	(10,990)
Income from loans and other investments, net	64,422	82,566	(18,144)
Revenue from owned real estate	77,481	75,497	1,984
Total net revenue	141,903	158,063	(16,160)
Expenses
Management and incentive fees	14,481	14,641	(160)
General and administrative expenses	13,034	14,918	(1,884)
Expenses from owned real estate	81,222	81,440	(218)
Total expenses	108,737	110,999	(2,262)
Increase in current expected credit loss reserve	(264,766)	(134,403)	(130,363)
Income from unconsolidated entities	5,489	8,570	(3,081)
Impairment of owned real estate	(36,371)	—	(36,371)
Valuation adjustment on loans receivable, held-for-sale	(63,909)	—	(63,909)
Other income, net	2	3	(1)
Loss before income taxes	(326,389)	(78,766)	(247,623)
Income tax provision	1,256	2,501	(1,245)
Net loss	(327,645)	(81,267)	(246,378)
Net loss attributable to non-controlling interests	640	45	595
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(327,005)	$(81,222)	$(245,783)
Net loss per share of common stock, basic and diluted	$(1.95)	$(0.48)	$(1.47)

Weighted-average shares of common stock outstanding, basic and diluted	167,959,467	168,964,515	(1,005,048)
Dividends declared per share	$0.47	$0.47	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $18.1 million during the three months ended September 30, 2026 compared to the three months ended June 30, 2026. The decrease was primarily driven by (i) a decrease in interest income due to a $1.9 billion decrease in the weighted-average principal balance of our loan portfolio, and (ii) a decline in interest income related to additional loans accounted for under the cost-recovery method during the three months ended
September 30, 2026. These decreases were partially offset by a decrease in interest expense due to a $1.5 billion decrease in the weighted-average principal balance of our outstanding financing arrangements during the three months ended
September 30, 2026.
Revenue from owned real estate
Revenue from owned real estate increased by $2.0 million during the three months ended September 30, 2026 compared to the three months ended June 30, 2026. The increase was primarily due to the three months ended September 30, 2026 representing the first full quarter of revenue from one additional owned real estate asset that was acquired during the three months ended June 30, 2026. This increase was partially offset by the seasonality of the operations at our hospitality assets.

Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, and expenses from owned real estate. Expenses decreased by $2.3 million during the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to (i) a $1.9 million decrease in general and administrative expenses driven by costs incurred in connection with the formation of our Homebuilder Finance Joint
Venture during the three months ended June 30, 2026, and (ii) a $0.2 million decrease in expenses from owned real estate, primarily due to a $6.1 million decrease in tax expense from the benefit of a property tax abatement received by one of our owned real estate assets during the three months ended September 30, 2026, which was mostly offset by the three months ended September 30, 2026 representing the first full quarter of expenses from one additional owned real estate asset that was acquired during the three months ended June 30, 2026.
Changes in current expected credit loss reserve
During the three months ended September 30, 2026, we recorded a $264.8 million increase in our CECL reserves, as compared to a $134.4 million increase during the three months ended June 30, 2026. The increase during the three months ended September 30, 2026 was primarily due to an increase in our asset-specific CECL reserves, driven by six additional loans that were impaired during the three months ended September 30, 2026. This was partially offset by a decrease in our general CECL reserves driven by changes in risk ratings, including the impact of the six newly impaired loans moving out of the general CECL reserve pool, and a decrease in our loans receivable, held-for-investment balance, partially offset by an increase in the historical loss rate used in reserve calculations related to the additional reserve charge-offs.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our loan portfolio and changes in broader market conditions, and there may be volatility in the level of our CECL reserves.
Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of September 30, 2026.
Income from unconsolidated entities
During the three months ended September 30, 2026, we recorded income from unconsolidated entities of $5.5 million compared to $8.6 million during the three months ended June 30, 2026. This decrease was primarily due to lower income from our Bank Loan Portfolio Joint Venture as a result of unrealized losses on the fair value adjustment of the portfolio during the three months ended September 30, 2026, compared to unrealized gains during the three months ended June 30,
2026.
Impairment of owned real estate
During the three months ended September 30, 2026, we recognized an aggregate $36.4 million of impairment charges related to three owned real estate assets as a result of updated undiscounted cash flow assumptions, primarily to account for shorter expected hold periods. We did not recognize impairment charges during the three months ended June 30, 2026.
Valuation adjustment on loans receivable, held-for-sale
During the three months ended September 30, 2026, we recognized a $63.9 million valuation adjustment on loans receivable, held-for-sale related to eight whole loans that were transferred to held-for-sale as of September 30, 2026. The adjustment reflects the difference between the loans’ carrying value and fair value. We did not recognize such a valuation adjustment during the three months ended June 30, 2026.
Income tax provision
The income tax provision decreased by $1.2 million during the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.

Dividends per share
During the three months ended September 30, 2026, we declared dividends of $0.47 per share, or $78.0 million in aggregate. During the three months ended June 30, 2026, we declared dividends of $0.47 per share, or $79.2 million in aggregate.
The following table sets forth information regarding our consolidated results of operations for the nine months ended
September 30, 2026 and 2025 ($ in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2026	2025	$
Income from loans and other investments
Interest and related income	$895,919	$1,037,553	$(141,634)
Less: Interest and related expenses	664,110	754,015	(89,905)
Income from loans and other investments, net	231,809	283,538	(51,729)
Revenue from owned real estate	227,572	109,578	117,994
Total net revenue	459,381	393,116	66,265
Expenses
Management and incentive fees	43,935	51,120	(7,185)
General and administrative expenses	41,933	38,937	2,996
Expenses from owned real estate	244,637	137,198	107,439
Total expenses	330,505	227,255	103,250
Increase in current expected credit loss reserve	(454,224)	(94,111)	(360,113)
Income from unconsolidated entities	15,442	1,035	14,407
Net loss on disposition of owned real estate	(160)	—	(160)
Impairment of owned real estate	(36,371)	—	(36,371)
Valuation adjustment on loans receivable, held-for-sale	(63,909)	—	(63,909)
Other income, net	9	389	(380)
(Loss) income before income taxes	(410,337)	73,174	(483,511)
Income tax provision	4,915	3,133	1,782
Net (loss) income	(415,252)	70,041	(485,293)
Net loss (income) attributable to non-controlling interests	728	(32)	760
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(414,524)	$70,009	$(484,533)
Net (loss) income per share of common stock, basic and diluted	$(2.46)	$0.41	$(2.87)

Weighted-average shares of common stock outstanding, basic and diluted	168,663,353	171,903,127	(3,239,774)
Dividends declared per share	$1.41	$1.41	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $51.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to (i) a $1.8 billion decrease in the weighted-average principal balance of our loan portfolio, and (ii) a decline in interest income related to additional loans accounted for under the cost-recovery method or loans that are now accounted for as owned real estate assets during the nine months ended September 30, 2026. These decreases were partially offset by a decrease in interest expense due to (i) a
$261.9 million decrease in the weighted-average principal balance of our outstanding financing arrangements, and (ii)
declines in floating-rate indices.

Revenue from owned real estate
Revenue from owned real estate increased by $118.0 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the acquisition or consolidation of five additional owned real estate assets.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, and expenses from owned real estate. Expenses increased by $103.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to (i) a $107.4 million increase in expenses from owned real estate due to the acquisition or consolidation of five additional owned real estate assets, and (ii) a $3.0 million increase in general and administrative expenses due to an increase in professional service fees, partially offset by lower restricted stock amortization. These increases were partially offset by a $7.2 million decrease in management fees payable to our Manager, due to lower Equity, as defined in our Management Agreement, primarily resulting from charge-offs of
CECL reserves and repurchases of class A common shares.
Changes in current expected credit loss reserve
During the nine months ended September 30, 2026, we recorded a $454.2 million increase in our CECL reserves, as compared to a $94.1 million increase during the nine months ended September 30, 2025. The increase during the nine months ended September 30, 2026 was primarily due to an increase in our asset-specific CECL reserves, driven by 11 additional loans that were impaired during the nine months ended September 30, 2026. This was partially offset by a decrease in our general CECL reserves driven by changes in risk ratings, including the impact of the 11 newly impaired loans moving out of the general CECL reserve, partially offset by an increase in the historical loss rate used in reserve calculations related to the additional CECL charge-offs.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our loan portfolio and changes in broader market conditions, and there may be volatility in the level of our CECL reserves.
Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of September 30, 2026.
Income from unconsolidated entities
During the nine months ended September 30, 2026, we recorded income from unconsolidated entities of $15.4 million compared to income of $1.0 million during the nine months ended September 30, 2025. The increase was primarily due to
(i) higher earnings from our Bank Loan Portfolio Joint Venture, primarily due to realized gains on loan repayments within the portfolio, (ii) higher earnings from our Net Lease Joint Venture reflecting growth in the portfolio, and (iii) earnings generated by our Homebuilder Finance Joint Venture, which was formed during the nine months ended September 30,
2026.
Impairment of owned real estate
During the nine months ended September 30, 2026, we recognized an aggregate $36.4 million of impairment charges related to three owned real estate assets as a result of updated undiscounted cash flow assumptions, primarily to account for shorter expected hold periods. We did not recognize impairment charges during the nine months ended September 30,
2025.
Valuation adjustment on loans receivable, held-for-sale
During the nine months ended September 30, 2026, we recognized a $63.9 million valuation adjustment on loans receivable, held-for-sale related to eight whole loans that were transferred to held-for-sale as of September 30, 2026. The adjustment reflects the difference between the loans’ carrying value and fair value. We did not recognize such a valuation adjustment during the nine months ended September 30, 2025.

Income tax provision
The income tax provision increased by $1.8 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the nine months ended September 30, 2026, we declared dividends of $1.41 per share, or $236.5 million in aggregate. During the nine months ended September 30, 2025, we declared dividends of $1.41 per share, or $241.5 million in aggregate.
V. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of September 30, 2026, our capitalization structure included $2.8 billion of common equity, $3.4 billion of corporate debt, and $10.8 billion of asset-level financings. Our $3.4 billion of corporate debt includes $1.9 billion of Term Loan borrowings, $1.2 billion of Senior Secured Notes, and $266.2 million of
Convertible Notes. Our $10.8 billion of asset-level financings includes $7.2 billion of secured debt, $2.7 billion of securitizations, and $989.5 million of asset-specific debt. Our asset-level financings are generally structured to provide currency, index and term-matched financing without capital markets-based mark-to-market provisions.
As of September 30, 2026, we had $1.3 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
Refer to Notes 6, 7, 8, 9, 10, 11, and 12 to our consolidated financial statements for additional details regarding our other secured debt, secured debt, securitized debt obligations, asset-specific debt, Term Loans, Senior Secured Notes, and
Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2026	December 31, 2025
Debt-to-equity ratio(1)(2)	3.9x	3.9x
Total leverage ratio(1)(3)	4.9x	4.5x

(1)The debt and leverage amounts included in the calculations above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.
(2)Represents, in each case at period end, the ratio of (i) total outstanding secured debt, other secured debt, asset-
specific debt, Term Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) total equity.
(3)Represents, in each case at period end, the ratio of (i) total outstanding secured debt, other secured debt, securitizations, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) total equity.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$511,504	$452,526
Available borrowings under secured debt	782,280	551,552
Loan principal payments held by servicer, net(1)	8,576	15,626
	$1,302,360	$1,019,704

(1)Represents loan principal payments held by our third-party servicers as of the balance sheet date, which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the nine months ended September 30, 2026, we generated cash flow from operating activities of $216.5 million and received $4.0 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through provisions of certain of our CLOs, which allow us to effectively replace, for a period of time, a repaid loan in the CLO with additional eligible CLO collateral to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which
9,938,472 shares of class A common stock were available for issuance as of September 30, 2026, and our “at the market”
common stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of September 30, 2026. Refer to Note 14 to our consolidated financial statements for additional details.
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
During the nine months ended September 30, 2026, we repurchased 2,766,237 shares of class A common stock at a weighted-average price per share of $14.39, for a total cost of $39.8 million. As of September 30, 2026, the amount remaining available for repurchases under the program was $109.8 million.
As of September 30, 2026, we had unfunded commitments of $951.0 million related to 47 loans receivable and $539.6 million of committed or identified financing for those commitments resulting in net unfunded commitments of $411.4 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 1.6 years.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2026 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$950,970	$270,084	$577,599	$103,287	$—
Principal repayments under secured debt(3)	7,192,910	1,942,173	1,890,157	3,058,834	301,746
Principal repayments under asset-specific debt(3)	989,504	—	460,957	528,547	—
Principal repayments of term loans(4)	1,910,224	19,239	473,458	757,778	659,749
Principal repayments of senior secured notes	1,235,316	335,316	—	900,000	—
Principal repayments of convertible notes(5)	266,157	266,157	—	—	—
Principal repayments of other secured debt(6)	72,639	—	—	72,639	—
Interest payments(3)(7)	2,001,024	606,959	920,373	399,192	74,500
Total(8)	$14,618,744	$3,439,928	$4,322,544	$5,820,277	$1,035,995

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
(7)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes,
Convertible Notes, and other secured debt. Future interest payment obligations are estimated assuming the interest rates in effect as of September 30, 2026 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(8)Total does not include $2.7 billion of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities	$216,483	$139,565
Cash flows provided by investing activities	1,934,529	601,564
Cash flows used in financing activities	(2,089,077)	(694,160)
Net increase in cash and cash equivalents	$61,935	$46,969
We experienced a net increase in cash and cash equivalents of $61.9 million for the nine months ended September 30,
2026, compared to a net increase of $47.0 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we (i) received $4.0 billion from loan principal collections, sales proceeds, and cost-recovery proceeds, (ii) received $880.0 million of net proceeds from the issuance of a securitized debt obligation, (iii) received
$450.0 million of net proceeds from the issuance of Senior Secured Notes, (iv) received a net $72.1 million under our secured term loan borrowings, and (v) received aggregate distributions of $58.8 million from unconsolidated entities, from both our Bank Loan Portfolio Joint Venture as a result of repayments, and our Net Lease Joint Venture as a result of refinancing its portfolio through an asset-backed securitization transaction.. Also, during the nine months ended
September 30, 2026, we (i) funded $1.8 billion of loans, (ii) repaid a net $2.8 billion of secured debt borrowings and asset-
specific financings, (iii) repaid $371.3 million of securitized debt obligations, (iv) paid $237.6 million of dividends on our class A common stock, and (v) invested $186.2 million in unconsolidated entities.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2026 and December 31, 2025, we were in compliance with all REIT requirements.
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
•Historical loan loss reference data: To estimate the historical loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31,
2026. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio, including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2026.
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
During the nine months ended September 30, 2026, our CECL reserves increased by $310.3 million, bringing our total reserves to $606.4 million as of September 30, 2026. Refer to Notes 2, 3, and 6 to our consolidated financial statements for further discussion of our CECL reserves.
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
The sources of revenue from our owned real estate assets, which are included in revenue from owned real estate on our consolidated statements of operations, and the related revenue recognition policies are as follows:
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
We evaluate the collectability of receivables related to rental revenue on an individual lease basis and exercise judgment in assessing collectability considering the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors.
Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Owned Real Estate
We may assume legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-
in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the property, resulting in us consolidating the real estate assets as VIEs. These real estate acquisitions are classified as owned real estate on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations,” or ASC 805.
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
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’
estimated useful lives of up to 40 years for buildings, 15 years for land improvements, and 10 years for building and tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Lease intangibles are amortized over the remaining term of applicable leases on a straight-
line basis. The cost of ordinary repairs and maintenance is expensed as incurred.
Real estate assets held for investment are assessed for impairment on a quarterly basis. If the depreciated cost basis of the asset exceeds the undiscounted cash flows over the remaining holding period, the asset is considered for impairment. The impairment loss is recognized when the carrying value of the real estate assets exceeds their fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results.
Real estate assets are classified as held-for-sale in the period when they meet the criteria under the ASC Topic 360
“Property, Plant, and Equipment.” Once a real estate asset is classified as held-for-sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less costs to sell. If circumstances arise and we decide not to sell a real estate asset previously classified as held-for-sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held-for-
sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held for investment, and (ii) its estimated fair value at the time of reclassification.
As of September 30, 2026, we had 15 owned real estate assets that were all classified as held for investment.

VII. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2026 ($ in millions):

Senior Loan Portfolio, Held-For-Investment(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Amortized Cost Basis(4)	Cash Coupon(5)		All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
1	Hospitality	Diversified, AU	6/24/2022	$917	$917	$914	+4.75%		+4.93%	6/21/2030	$417 / sqft	59%	3
2	Mixed-Use	Austin	6/28/2022	675	576	574	+4.60%		+5.08%	7/9/2029	$479 / sqft	53%	3
3	Mixed-Use	Diversified, Spain	3/22/2018	449	449	449	+2.00%		+2.00%	3/15/2036	n / a	71%	3
4	Self-Storage	Diversified, CAN	2/20/2025	439	439	439	+3.50%		+3.50%	2/9/2030	$151 / sqft	58%	2
5	Industrial	Diversified, US	10/28/2025	419	419	416	+2.65%		+3.01%	11/9/2030	$100 / sqft	78%	3
6	Mixed-Use	New York	12/9/2021	385	385	384	+2.76%		+3.00%	12/9/2026	$132 / sqft	50%	3
7	Office	Chicago	12/11/2018	356	346	344	+1.75%		+1.75%	12/9/2026	$293 / sqft	n/m	5
8	Office	Seattle	1/26/2022	338	314	313	+4.10%		+6.14%	2/9/2027	$640 / sqft	56%	3
9	Office	Dublin, IE	8/14/2019	310	301	306	+3.20%		+4.17%	1/29/2027	$190 / sqft	74%	3
10	Industrial	Diversified, UK	5/15/2025	300	300	300	+2.70%		+2.89%	5/15/2028	$142 / sqft	69%	3
11	Office	Washington, DC	9/29/2021	293	293	293	+2.81%		+3.05%	10/9/2026	$382 / sqft	66%	2
12	Industrial	Diversified, UK	8/15/2025	322	270	268	+2.63%		+3.10%	10/1/2030	$207 / sqft	70%	3
13	Office	New York	4/11/2018	243	243	243	+2.25%		+2.62%	3/7/2028	$307 / sqft	52%	4
14	Industrial	Diversified, EUR	6/5/2025	242	242	240	+2.70%		+2.97%	7/19/2030	$66 / sqft	70%	3
15	Office	Berlin, DEU	6/27/2019	251	228	228	+1.00%		+1.00%	6/6/2030	$472 / sqft	n/m	5
16	Industrial	Diversified, US	2/13/2025	224	224	222	+3.10%		+3.44%	3/9/2030	$786,827 / acre	62%	3
17	Multifamily	Charlotte	9/29/2026	214	214	212	+2.75%		+3.11%	10/9/2031	$259,080 / unit	74%	3
18	Industrial	Diversified, UK	3/28/2025	203	203	202	+2.45%		+2.74%	3/28/2030	$127 / sqft	69%	3
19	Multifamily	New York	5/4/2026	212	202	201	+2.05%		+2.32%	5/9/2031	$423,214 / unit	57%	3
20	Industrial	Diversified, UK	4/11/2025	199	199	198	+2.40%		+2.77%	4/11/2030	$115 / sqft	69%	3
21	Office	New York	7/23/2021	244	188	188	+0.00%	(7)	+0.00%	8/9/2028	$598 / sqft	n/m	5
22	Retail	Diversified, UK	3/9/2022	179	179	179	+2.75%		+2.88%	8/15/2028	$152 / sqft	55%	2
23	Industrial	Diversified, UK	4/7/2025	172	172	173	+2.55%		+2.71%	4/7/2030	$343 / sqft	67%	3
24	Industrial	Diversified, EUR	12/17/2025	170	170	169	+3.25%		+3.61%	12/17/2030	$87 / sqft	66%	3
25	Hospitality	Los Angeles	6/22/2026	159	159	158	+3.00%		+3.35%	6/9/2031	$634,640 / key	58%	3
26	Industrial	Diversified, US	4/9/2026	174	155	154	+2.55%		+2.97%	4/9/2031	$1,034,346 / acre	52%	3
27	Self-Storage	London, UK	11/18/2021	150	150	150	+3.25%		+3.51%	11/18/2026	$190 / sqft	65%	2
28	Multifamily	San Jose	4/2/2025	182	150	149	+2.35%		+2.76%	4/9/2030	$319,691 / unit	67%	3
29	Multifamily	Melbourne, AU	1/10/2025	149	149	150	+3.85%		+4.52%	1/10/2028	$449,881 / unit	76%	4
30	Mixed-Use	New York	1/17/2020	183	141	141	+3.12%		+3.44%	2/9/2028	$111 / sqft	43%	3

Senior Loan Portfolio, Held-For-Investment(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Amortized Cost Basis(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
31	Multifamily	Dublin, IE	12/15/2021	$142	$140	$140	+2.75%	+3.05%	12/9/2026	$351,349 / unit	79%	3
32	Multifamily	Manchester, UK	6/30/2025	138	138	138	+2.30%	+2.65%	6/30/2029	$296,043 / unit	63%	3
33	Office	London, UK	12/20/2019	135	135	135	4.00%	4.00%	3/31/2029	$687 / sqft	68%	4
34	Industrial	Diversified, US	2/2/2026	134	134	133	+2.32%	+2.68%	2/9/2031	$126 / sqft	70%	3
35	Retail	Diversified, Spain	4/8/2026	145	132	131	+2.55%	+2.78%	4/8/2031	$141 / sqft	71%	3
36	Office	Houston	7/15/2019	136	128	127	+3.01%	+3.21%	8/9/2028	$231 / sqft	58%	3
37	Office	Diversified, UK	11/23/2018	128	128	127	+3.50%	+3.74%	11/15/2029	$1,065 / sqft	50%	3
38	Industrial	Diversified, US	5/19/2026	140	126	125	+2.50%	+2.88%	6/9/2031	$1,061,500 / acre	54%	3
39	Multifamily	Miami	11/27/2024	125	125	125	+2.80%	+3.17%	12/9/2029	$260,417 / unit	71%	3
40	Multifamily	Dallas	6/4/2026	125	125	124	+2.35%	+2.86%	6/9/2031	$137,280 / unit	71%	3
41	Life Sciences/ Studio	Boston	5/13/2021	143	122	122	3.25%	3.25%	9/9/2030	$608 / sqft	80%	4
42	Multifamily	Melbourne, AU	6/13/2025	254	122	120	+4.75%	+5.70%	8/8/2029	$255,399 / unit	76%	3
43	Multifamily	Denver	11/26/2025	120	120	119	+2.35%	+2.71%	12/9/2030	$469,762 / unit	65%	2
44	Multifamily	Miami	6/1/2021	120	120	120	+2.65%	+2.95%	6/9/2029	$298,507 / unit	61%	3
45	Multifamily	Diversified, UK	3/29/2021	115	115	115	+4.52%	+4.52%	12/17/2026	$50,269 / unit	61%	4
46	Multifamily	Phoenix	12/29/2021	110	110	110	+2.85%	+3.11%	7/9/2027	$189,003 / unit	64%	3
47	Industrial	Diversified, US	5/22/2025	115	108	107	+3.00%	+3.36%	6/9/2030	$914,351 / acre	56%	3
48	Office	Chicago	9/30/2021	106	106	106	5.00%	5.00%	10/9/2029	$118 / sqft	43%	3
49	Multifamily	Tampa	2/15/2022	106	106	105	+2.85%	+3.09%	3/9/2027	$241,972 / unit	73%	3
50	Life Sciences/ Studio	Los Angeles	6/28/2019	106	106	106	+8.75%	+8.75%	2/1/2026	$531 / sqft	n/m	5
51	Multifamily	Washington, DC	11/17/2025	105	105	104	+2.50%	+2.83%	12/9/2030	$295,775 / unit	72%	3
52	Multifamily	Various, TX	10/15/2025	105	104	103	+2.60%	+2.93%	11/9/2030	$232,053 / unit	73%	3
53	Industrial	Diversified, FR	12/11/2025	103	103	103	+2.65%	+2.99%	12/11/2030	$68 / sqft	68%	3
54	Mixed-Use	New York	3/10/2020	103	103	103	+3.00%	+3.01%	7/11/2029	$630 / sqft	48%	2
55	Retail	New York	9/24/2025	121	102	102	+3.35%	+3.76%	10/9/2030	$137 / sqft	56%	3
56	Hospitality	Honolulu	1/30/2020	99	99	100	+3.50%	+3.50%	2/9/2027	$270,109 / key	n/m	5
57	Office	Washington, DC	12/21/2021	103	98	98	+2.70%	+2.70%	1/9/2027	$336 / sqft	n/m	5
58	Multifamily	San Antonio	3/20/2025	97	97	97	+2.80%	+3.16%	4/9/2030	$449,074 / unit	72%	3
59	Multifamily	Diversified, NL	3/27/2025	97	97	97	+2.70%	+2.97%	3/31/2028	$114,641 / unit	62%	2
60	Multifamily	Seattle	9/13/2024	94	94	94	+3.25%	+3.49%	11/9/2027	$509,389 / unit	68%	3

Senior Loan Portfolio, Held-For-Investment(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Amortized Cost Basis(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
61	Multifamily	Orlando	10/27/2021	$93	$93	$93	+2.61%	+2.85%	11/9/2026	$155,612 / unit	75%	3
62	Multifamily	Philadelphia	10/28/2021	91	91	90	+2.80%	+3.10%	11/9/2029	$336,019 / unit	79%	3
63	Hospitality	Boston	3/3/2022	89	89	89	+2.75%	+3.09%	3/9/2027	$404,364 / key	64%	3
64	Multifamily	Charlotte	7/29/2021	82	82	82	+2.76%	+3.23%	8/9/2027	$223,735 / unit	78%	3
65	Hospitality	Honolulu	3/13/2018	79	79	79	+3.11%	+3.66%	4/9/2029	$122,594 / key	50%	3
66	Multifamily	Miami	4/10/2026	78	78	78	+2.05%	+2.35%	5/9/2031	$433,180 / unit	73%	3
67	Industrial	Diversified, BE	3/7/2025	82	77	77	+2.75%	+3.29%	3/7/2030	$40 / sqft	57%	2
68	Mixed-Use	New York	6/25/2025	221	74	73	+3.75%	+4.30%	12/25/2028	$124,949 / unit	44%	3
69	Multifamily	Tampa	12/21/2021	74	74	74	+2.70%	+2.94%	1/9/2027	$217,353 / unit	77%	3
70	Industrial	Diversified, UK	11/12/2025	76	74	73	+2.80%	+3.15%	11/7/2029	$128 / sqft	72%	2
71	Retail	Utrecht, NL	5/30/2025	71	71	71	+2.80%	+3.16%	5/30/2030	$167 / sqft	62%	2
72	Multifamily	Miami	7/31/2025	68	68	68	+2.60%	+2.96%	8/9/2030	$229,730 / unit	72%	3
73	Multifamily	Las Vegas	3/31/2022	67	67	67	+2.90%	+3.26%	4/9/2027	$146,519 / unit	71%	3
74	Industrial	Berlin, DEU	4/21/2026	65	65	64	+2.65%	+2.99%	4/9/2031	$135 / sqft	65%	3
75	Office	Nashville	6/30/2021	65	63	62	+2.95%	+2.95%	7/9/2026	$259 / sqft	n/m	5
76	Office	Los Angeles	4/6/2021	62	62	62	6.00%	6.00%	1/9/2030	$254 / sqft	65%	2
77	Office	New York	5/28/2025	68	61	61	+3.25%	+3.66%	6/9/2030	$399 / sqft	60%	1
78	Hospitality	Bermuda	4/26/2024	69	61	61	+4.95%	+5.62%	5/9/2029	$693,780 / key	39%	2
79	Hospitality	Napa Valley	4/29/2022	60	60	60	+2.65%	+2.93%	4/9/2028	$626,382 / key	66%	2
80	Multifamily	Seattle	10/28/2021	59	59	58	+2.95%	+3.18%	11/9/2027	$177,550 / unit	70%	3
81	Industrial	Minneapolis	12/12/2024	61	59	58	+2.85%	+3.23%	1/9/2030	$83 / sqft	59%	3
82	Multifamily	Phoenix	12/17/2021	58	58	58	+2.70%	+2.97%	1/9/2028	$209,601 / unit	69%	3
83	Office	Miami	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	$122 / sqft	65%	2
84	Multifamily	Salt Lake City	7/30/2021	56	56	56	+2.95%	+3.22%	8/9/2027	$204,253 / unit	73%	3
85	Multifamily	Atlanta	10/17/2025	57	56	56	+2.30%	+2.57%	11/9/2030	$212,121 / unit	64%	3
86	Industrial	Diversified, US	12/14/2018	54	54	54	+3.51%	+3.91%	1/9/2027	$40 / sqft	57%	3
87	Self-Storage	Diversified, US	2/18/2025	53	53	52	+3.10%	+3.47%	3/9/2030	$90 / sqft	67%	3
88	Multifamily	Denver	3/19/2025	51	51	51	+2.60%	+2.92%	5/9/2030	$221,739 / unit	64%	4
89	Hospitality	Waimea	2/27/2025	50	50	50	+2.80%	+2.92%	2/9/2030	$823,353 / key	52%	2
90	Office	Los Angeles	8/22/2019	47	47	47	+2.66%	+2.66%	3/9/2027	$277 / sqft	n/m	5

Senior Loan Portfolio, Held-For-Investment(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Amortized Cost Basis(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
91	Multifamily	Dallas	12/23/2025	45	45	44	5.74%	6.45%	1/1/2031	$148,333 / unit	77%	3
92	Multifamily	Columbus	12/8/2021	44	44	44	+2.75%	+2.99%	12/9/2026	$144,479 / unit	69%	2
93	Multifamily	Dublin, IE	12/8/2025	40	40	40	+2.65%	+2.83%	12/2/2030	$344,826 / unit	73%	3
94	Multifamily	Las Vegas	3/31/2022	38	38	38	+2.90%	+3.26%	4/9/2027	$149,984 / unit	72%	3
95	Multifamily	Savannah	10/10/2025	40	38	37	+2.85%	+2.94%	11/9/2030	$241,935 / unit	69%	3
96	Office	Canberra, AU	5/8/2025	37	37	37	+3.80%	+3.98%	5/8/2028	$411 / sqft	75%	3
97	Office	Atlanta	5/27/2025	51	36	36	+3.65%	+4.03%	6/9/2030	$124 / sqft	39%	2
98	Retail	Hamburg, DEU	3/19/2026	41	33	32	+2.90%	+3.20%	3/4/2030	$106 / sqft	65%	3
99	Mixed-Use	New York	2/21/2025	24	24	24	+3.25%	+3.52%	3/9/2030	$775 / sqft	59%	3
100	Multifamily	Las Vegas	8/4/2021	22	22	22	+2.70%	+2.94%	8/9/2029	$180,000 / unit	73%	3
101	Multifamily	Atlanta	5/9/2025	21	21	21	+2.85%	+2.94%	5/9/2030	$205,882 / unit	65%	4
Subtotal: senior loan portfolio, held-for-investment				$14,984	$14,186	$14,142	+2.99%	+3.33%	3.0 yrs		64%	3.1

Subordinate Loan Portfolio, Held-For-Investment(8)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Amortized Cost Basis(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
102	Office	Los Angeles	11/22/2019	133	126	126	+2.50%	+2.50%	12/9/2027	$827 / sqft	n/m	5
103	Life Sciences/ Studio	San Francisco	11/10/2021	72	57	57	+8.71%	+8.95%	12/9/2026	$448 / sqft	66%	4
104	Industrial	Diversified, US	3/10/2025	56	56	56	+5.00%	+5.12%	3/9/2030	$111 / sqft	70%	3
105	Multifamily	Los Angeles	12/30/2021	42	39	39	+8.80%	+9.00%	1/9/2030	$575,531 / unit	50%	3
106	Multifamily	London, UK	7/18/2025	29	29	29	+8.98%	+9.38%	7/5/2030	$741,890 / unit	69%	3
107	Other	Manassas, VA	1/9/2026	26	26	25	12.98%	14.23%	1/9/2031	$9,840,909 / MW	64%	3
108	Industrial	New York	1/8/2026	23	23	20	5.79%	9.67%	1/9/2031	$12 / sqft	63%	3
109	Hospitality	Miami	5/2/2025	23	21	21	+9.50%	+10.15%	5/9/2030	$946,478 / key	53%	3
110	Mixed-Use	New York	5/20/2025	28	17	17	10.00%	10.06%	10/1/2034	$1,038 / sqft	59%	3
111	Office	London, UK	12/20/2019	14	14	14	n/m (9)	n/m	3/31/2029	$832 / sqft	n/m	5
112	Office	Chicago	9/30/2021	44	11	11	n/m (9)	n/m	10/9/2029	$162 / sqft	n/m	5
113	Other	Honolulu	3/2/2026	41	7	6	+9.72%	+11.17%	3/9/2032	$186,759 / unit	69%	3
114	Life Sciences/ Studio	Boston	5/13/2021	15	1	1	n/m (9)	n/m	9/9/2030	$646 / sqft	n/m	5
Subtotal: subordinate loan portfolio, held-for-investment				$544	$426	$421	+7.43%	+8.07%	3.3 yrs		63%	3.9

Subtotal: loans receivable, held-for-investment portfolio				$15,528	$14,613	$14,564
Total loans receivable CECL reserve						(597)
Total loans receivable, held-for-investment portfolio				$15,528	$14,613	$13,966	+3.08%	+3.43%	3.0 yrs		64%	3.1

Loans Held-For-Sale
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value	Cash Coupon(5)(10)	All-in Yield(5)(10)	Maximum Maturity(6)(10)	Loan Per SQFT / Unit / Key / Acre / MW	Origination LTV(2)	Risk Rating
115 - 124	Various	Various, US	Various	$797	$761	$616	+2.83%	+3.11%	1.8 yrs	n/m	n/m	n/a
Subtotal: loans receivable, held-for-sale portfolio				$797	$761	$616

Total: loans receivable portfolio				$16,324	$15,374	$14,582	+3.07%	+3.41%	2.9 yrs		64%	3.1

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
(4)Amortized cost basis represents outstanding principal balance, net of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR,
CORRA, and other indices as applicable to each loan. As of September 30, 2026, 96% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. The remaining 4% of our loans by principal balance earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-
recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised; however, our loans may be repaid prior to such date. Excludes loans accounted for under the cost-
recovery and nonaccrual methods, if any.
(7)This loan has an interest rate of SOFR plus 0.00% with a SOFR floor of 3.50%, for an all-in rate of 3.91% as of September 30, 2026.
(8)Subordinate loans include: (i) loans in which we have previously originated a whole loan and sold a senior mortgage interest to a third party, resulting in these subordinate interests in mortgages, (ii) mezzanine loans, and (iii) the subordinate portion of loans that have been modified that have resulted in a restructured senior loan and a subordinate loan.
(9)These subordinate loans are the result of a loan modification which resulted in a restructured senior loan and a subordinate loan. Each of the subordinate loans is accounted for under the cost-recovery method.
(10)The cash coupon, all-in yield, and maximum maturity of held-for-sale loans represent the weighted-average of all loans classified as held-for-sale as of September 30,
2026.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Loan Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. However, in periods in which our floating rate liabilities exceed our floating rate assets, including as a result of floating rate corporate debt or a greater concentration in owned real estate, loans on nonaccrual status, or similar assets that do not generate floating rate interest income, rising interest rates may decrease our net income. As of
September 30, 2026, 96% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the impact on our net interest income, presented net of implied changes in incentive fees, for the twelve-month period following September 30, 2026, of an increase or decrease in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended September 30, 2026 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of September 30, 2026(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)(7)	$13,426,346	$53,705	$107,411	$(53,326)	$(99,342)
Floating rate liabilities(5)(6)(7)(8)	(13,610,583)	(54,442)	(108,885)	54,442	108,885
Net exposure	$(184,237)	$(737)	$(1,474)	$1,116	$9,543

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
(4)Excludes $1.3 billion of principal balance on floating rate impaired loans.
(5)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’
exposure to an increase in interest rates.
(6)Excludes amounts related to our investments in unconsolidated entities.
(7)Excludes amounts related to our investments in debt securities.
(8)Includes amounts outstanding under our secured debt, securitizations, asset-specific debt, Term Loans, Senior
Secured Notes due 2029, and Senior Secured Notes due 2031. We entered into interest rate swaps with an aggregate notional amount of $900.0 million that effectively convert our fixed rate exposure to floating rate exposure for the
Senior Secured Notes due 2029 and Senior Secured Notes due 2031. Excludes amounts related to the indebtedness of our unconsolidated entities.
Loan Portfolio Value
As of September 30, 2026, 96% of our loans by principal balance earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally intend to hold all of our loans to maturity and so do not generally expect to realize gains or losses resulting from any mark-to-market valuation adjustments on our loan portfolio.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of September 30, 2026, we had an aggregate $444.5 million asset-specific CECL reserve related to 12 of our loans receivable, with an aggregate amortized cost basis of $1.3 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of
September 30, 2026.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of September 30, 2026.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2026
	GBP	EUR	All Other(1)
Foreign currency assets	£1,732,395	€1,843,618	$1,710,216
Foreign currency liabilities	(1,295,100)	(1,233,593)	(1,327,036)
Foreign currency contracts – notional	(433,513)	(649,527)	(375,839)
Net exposure to exchange rate fluctuations	£3,782	€(39,502)	$7,341
Net exposure to exchange rate fluctuations in USD(2)	$5,016	$(44,755)	$7,341

(1)Includes Australian Dollar, Canadian Dollar, Swedish Krona, Swiss Franc, and Danish Krone currencies.
(2)Represents the U.S. Dollar equivalent as of September 30, 2026.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the
Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and
Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the
Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a–15(f) of the
Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
September 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under “Part I, Item 1A. Risk Factors” of our
Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(2)
July 1 - July 31, 2026	—	$—	—	$145,792
August 1 - August 31, 2026	1,748,597	14.20	1,748,597	120,958
September 1 - September 30, 2026	804,765	13.85	804,765	109,816
Total	2,553,362	$14.09	2,553,362	$109,816

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

BLACKSTONE MORTGAGE TRUST, INC.

October 29, 2026	/s/ Timothy S. Johnson
Date	Timothy S. Johnson
Chief Executive Officer
(Principal Executive Officer)

October 29, 2026	/s/ Marcin Urbaszek
Date	Marcin Urbaszek
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)